Form 10QSB
period 2000-06-30
ISEMPLOYMENT COM INC
filed 2000-08-16
CIK 1101367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________


                      Commission file number:  000-28611
                                               ---------


                            ISEMPLOYMENT.COM, INC.
                     --------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Wyoming                                     86-0970152
         ---------------                             ------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                203-380 Pelissier Street, Windsor, Ontario N9A 6W8
                --------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (800) 641-5627
                             ---------------------
                          (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  XX                            No
                     ----                              ----

         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of August 10, 2000 was 600,000.


===============================================================================

                             TABLE OF CONTENTS


                     PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . .  3

         Condensed Balance Sheets as of September 30, 1999
                 and June 30, 2000 (unaudited)  . . . . . . . . .  3

         Condensed Statements of Operations
                 for the Three and Nine Month Periods Ended
                 June 30, 2000 and 1999 (unaudited) . . . . . . .  4

         Condensed Statements of Cash Flows
                 for the Nine Month Period Ended
                 June 30, 2000 and 1999  (unaudited)  . . . . . .  5

         Notes to Unaudited Condensed Financial Statements  . . .  6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . .  8



                      PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . 10

ITEM 2.  CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . 10

ITEM 5 OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . 10


INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . 11



                                   -  2 -
===============================================================================

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to ISEMPLOYMENT.COM, INC. (formerly known as Magical Marketing, Inc.), a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations and statements of cash flows for the three months and nine months ended and the comparable period for the preceding year.


                              ISEMPLOYMENT.COM, INC.
                          (A Development Stage Company)

                                  Balance Sheets
                                                June 30,     September 30,
                                                 2000            1999
                                               =========       =========
                                              (Unaudited)
                   ASSETS

Current Assets:
     Cash                                      $   1,203       $    -
                                               ---------       ---------
          Total current assets                     1,203            -

Deposits                                           8,442            -
                                               ---------       ---------

          Total assets                         $   9,645       $    -
                                               =========       =========


    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                          $   2,200       $    -
     Advances payable                             44,581            -
     Loans payable                               214,866            -
                                               ---------       ---------
          Total current liabilities              261,647            -
                                               ---------       ---------

Stockholders' Deficit:
     Common stock; $.001 par value;
       100,000,000 shares authorized;
       600,000 and 1,000,000 shares issued
       and outstanding                               600           1,000
     Paid in Capital                                (600)             75
     Deficit accumulated during the
       development stage                        (252,002)         (1,075)
                                               ---------       ---------
          Total stockholders' deficit           (252,002)           -
                                               ---------       ---------

          Total liabilities
            and stockholders' deficit          $   9,645       $    -
                                               =========       =========

               See accompanying notes to financial statements

                                   -  3 -
===============================================================================

                            ISEMPLOYMENT.COM, INC.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                  Cumulative From
                                  For the Three Months     For the Nine Months   (February 27, 1997)
                                         Ended                    Ended           Inception through
                                        June 30,                 June 30,           June 30, 2000
                                  ---------------------   ---------------------      Development
                                     2000        1999        2000        1999           Stage
                                  ---------   ---------   ---------   ---------   -----------------
                                  (Proforma)              (Proforma)
   Revenues                       $    -      $    -      $    -      $    -          $    -
                                  ---------   ---------   ---------   ---------       ---------

   Expenses
     System development costs        72,725        -        223,429        -            222,549
     General and Administrative       5,800          25      27,498          25          29,453
                                  ---------   ---------   ---------   ---------       ---------

       Net Loss                   $  79,525   $      25   $ 250,927   $      25       $ 252,002
                                  =========   =========   =========   =========       =========

   Basic & Diluted loss per share $     .08   $    -      $     .25   $    -          $     .32
                                  =========   =========   =========   =========       =========
Weighted average basic and diluted
Shares outstanding                1,000,000   1,000,000   1,000,000   1,000,000         777,778
                                  =========   =========   =========   =========       =========

               See accompanying notes to financial statements

                                   -  4 -
===============================================================================

                            ISEMPLOYMENT.COM, INC.
                         (A Development Stage Company)

                            Statement of Cash Flows
                                 (unaudited)

                                               For the Nine Months ended
                                                June 30,     September 30,
                                                 2000            1999
                                               =========       =========
                                              (Proforma)
Cash flows from operating activities:

  Net loss                                     $(250,927)      $     (25)

  Adjustments to reconcile net loss to
  net cash used in operating activities:
    System development expenses incurred
      by assumption of a related party loan       96,555            -
    System development expenses incurred
      by assumption of advances payable           44,581            -
    Par value in excess of paid in capital        (1,955)           -
    Increase in deposits                          (8,442)           -
    Increase in accounts payable                   2,200              25
                                               ---------       ---------

      Net cash used in operating activities     (117,108)           -
                                               ---------       ---------


Cash flows from financing activities:
  Proceeds from loans payable                    214,866            -
  Repayment of a related party loan              (96,555)           -
  Capital contribution by shareholder                880            -
                                               ---------       ---------

      Net cash provided by financing activities  119,191            -
                                               ---------       ---------

      Increase in cash                             1,203            -

Cash at beginning of period                         -               -
                                               ---------       ---------

Cash at end of period                          $   1,203       $    -
                                               =========       =========

               See accompanying notes to financial statements

Supplemental disclosure of non-cash investing and financing activities:

-------------------------------------------------------------------------------
ISEmployment.com, Inc. incurred system development expenses by assuming a loan payable in conjunction with the development of the concept, programming, data base and web site that are intended to be used by the Company.
-------------------------------------------------------------------------------

                                   -  5 -
===============================================================================

                            ISEMPLOYMENT.COM, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              As of June 30,2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for ISEmployment.com, Inc. (the Company) (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of June 30, 2000 and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results for the year ending September 30, 2000.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on February 27, 1997. The Company ceased all operating activities during the period from February 27, 1997 to October 20, 1999 and was considered dormant. On June 30, 2000, ISEmployment.com, Inc. (ISEmployment), a Delaware corporation, and Magical Marketing, Inc. (Magical Marketing), merged. Magical Marketing became the surviving corporation and adopted the name ISEmployment.com, Inc. The Company issued 400,000 shares of common stock to the shareholders of the former ISEmployment.com, Inc. corporation and the Company's majority stockholder cancelled his 800,000 shares of common stock upon the merger.

Nature of Business

         The Company has no products or services that were available as of June 30, 2000. All expenses were incurred in developing new technology for web-design which the Company expects to bring to market in the near future.

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


NOTE 2 - INCOME TAXES

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                                   -  6 -
===============================================================================

                            ISEMPLOYMENT.COM, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                  (Continued)


NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

         The Company entered into a five-year lease for office facilities in Windsor, Ontario on June 1, 2000. The lease is for a yearly rent of $42,000.

         The Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies, and with which to carry out its planned activities. These factors raise doubt about the Company's ability to continue as a going concern. Management is seeking additional equity financing to fund planned operations; management believes actions currently being taken provide the opportunity for the Company to continue as a going concern. However, there is no assurance that the Company will be able to obtain such financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - STOCK SPLIT AND OTHER TRANSACTIONS

         On October 20, 1999 the Board of Directors authorized a 1,000 for 1 stock split, and changed the authorized number of shares to 100,000,000 shares and the par value to $.001. As a result of the split, an additional 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock split.

         The Company on June 30, 2000 issued 400,000 shares to the prior shareholders of ISEmployment.com, Inc. (pre-merger company) and cancelled 800,000 shares of Magical Marketing, Inc. These shares were issued pursuant to the Plan of Reorganization and Merger.


                                   -  7 -
===============================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

         As used herein the term "Company" refers to ISEmployment.com, Inc., a Wyoming corporation and its predecessors, unless the context indicates otherwise throughout this report.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999.

         The Company had no sales or sales revenues for the three months ended June 30, 2000 or 1999 due to its development stage operations. On June 30, 2000 the Company acquired a business entity providing Internet based employment solutions.

         The Company recorded a net loss of $79,525 for the three months ended June 30, 2000 compared to a loss of $25 for the same period in 1999. The loss for 2000 consisted of $72,725 in system development costs and $5,800 in general and administrative costs in conducting the business.


                                   -  8 -
===============================================================================

FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999.

The Company had no sales or sales revenues for the nine months ended
June 30, 2000 or 1999 due to its development stage operations. On June 30, 2000 the Company acquired a business entity providing Internet based employment solutions.

         The Company recorded a net loss of $250,927 for the nine months ended June 30, 2000 compared to a loss of $25 for the same period in 1999. The loss for 2000 consisted of $223,429 in system development costs and $27,498 in general and administrative expenses.

CAPITAL RESOURCES AND LIQUIDITY

         As of June 30, 2000, the Company had total current assets of $1,203 and total assets of $9,645 as compared to $0 current assets and $0 total assets at September 30, 1999. The Company is currently pursuing various financing sources to provide the necessary capital for its expansion plans. The Company has secured financing from unrelated parties on a short term borrowing of approximately $200,000. The Company is also pursuing other financing opportunities to further the Company's business plan.

         Net stockholders' deficit in the Company was $252,002 as of June 30, 2000.

         Impact of the Year 2000. The Year 2000 (commonly referred to as "Y2K") issue results from the fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with time-sensitive software may recognize a two-digit code for any year in the next century as related to this century. For example, "00", entered in a date-field for the year 2000, may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. While it is still too soon to state positively that the Y2K transition has passed without mishap, we believe that Y2K issues will not have a material adverse affect on our business.

                                    -  9 -
===============================================================================

                           PART II-OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         On June 30, 2000, ISEmployment.com, Inc. (ISE), a Delaware corporation, and Magical Marketing, Inc. (MMI), a
         Wyoming corporation, merged with MMI as the surviving corporation. MMI issued 400,000 shares of its common stock for all 2,000,000 outstanding shares of ISE. As part of the merger transaction, 800,000 shares of MMI common stock were purchased and retired and MMI changed its name to ISEmployment.com, Inc.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         During the second quarter of 2000 the following matter was put forth to a majority of the directors and shareholders. The Company's Board of Directors and a majority vote of the shareholders approved the merger transaction between the Company and ISEmployment.com, Inc. A majority vote was obtained in approving the merger.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by reference.

(b) The Company on June 30 merged with ISEmployment.com, Inc. and filed a change in control of the Registrant on Form 8-K.


                                    - 10 -
===============================================================================

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of August, 2000.

ISEmployment.com, Inc.



/s/      Scott Murray
    --------------------------
    Scott Murray                                                August 15, 2000
    President/CFO and Director


                                 EXHIBIT INDEX


Exhibit No.      Page No.        Description
   27              12            Financial Data Schedule "CE"

                                    - 11 -
===============================================================================