Form 10KSB
period 2000-09-30
ISEMPLOYMENT COM INC
filed 2001-03-27
CIK 1101367

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED September 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _________ TO ____________

                       COMMISSION FILE NUMBER 000-28611
                       --------------------------------

                            ISEMPLOYMENT.COM, INC.
          ----------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                WYOMING                               86-0970152
                -------                               ----------
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

   213-380 PELISSIER STREET, WINDSOR
           ONTARIO, CANADA                              N9A 6W8
  -----------------------------------                   -------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  519-258-8318

Securities Registered Pursuant To Section 12(B) Of The Act:  None
Securities Registered Pursuant To Section 12(G) Of The Act:

                   Common Stock, Par Value $.001 Per Share
                           -----------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenue for the year ended September 30, 2000 was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant cannot be determined. There is currently no established trading market for the common stock of the Registrant, and the shares are not presently listed, therefore aggregate market value cannot be determined.
                                    -  1 -
-------------------------------------------------------------------------------

As of March 26, 2001, there were 600,000 shares of the Registrant's common stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

                         See the Exhibit Index hereto.

                                    -  2 -
-------------------------------------------------------------------------------

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS.

This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward- looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward- looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

ISEmployment.com, Inc. (the "Company") as of September 30, 2000 had not engaged in any operations other than organizational and development matters. ISEmployment.com is an Internet based development stage company, which will provide human resources and recruiting services on-line. ISEmployment.com's site will differentiate itself from other employment-related sites by creating a virtual human resources center and a virtual recruitment and selection system. ISEmployment.com's targeted market will be providing its services to United States corporations, which are recruiting Information Systems professionals.

The Company is a "small business issuer" for purposes of disclosure and filings under the Securities Act of 1933 and the Securities Act of 1934.

BUSINESS

ISEmployment.com is a development stage company, which will provide on-line human resources and recruiting services for the Information Systems industry. ISEmployment.com's website and on-line service is anticipated to be operational by the 30th of June, 2001. ISEmployment.com's on-line human resources and recruiting services specifically addresses the tight labor market in the United States for Information System Professionals and also provides a cost effective mechanism for employers to access the relative abundance of qualified foreign candidates. This service is different from the job and resume posting sites currently available on the Internet by providing virtual human resources center and a virtual recruitment and selection system. The system also contains an advance module that simplifies the hiring of foreign workers.

                                    -  3 -
-------------------------------------------------------------------------------

ISEmployment.com's site is a virtual human resource site designed to automate the recruiting and selection process. Our site requires the candidate to input their personal information, which includes name, address, and location preference, wage expectancy and job position sought. A candidate is required to detail his or her hardware and software experience, showing both years experience as well as age of experience. This information is gathered by a precise technical application, a project resume and a section, which allows the candidate to "paste" their version of their resume (candidates' resumes will be searched using a "keyword" search application). The candidate will then be required to complete a soft skill evaluation section of the database. This section will allow the potential employer a brief insight into the candidate's personality. The system will then ask the candidate to input three work-related reference that will be verified by ISEmployment.com's human resources assistants. Once completed, the reference checks will be available for potential employees to view on-line. If applicable, the candidate will be asked to fill out the immigration questionnaires that will be presented as a form letter once the process is complete. The pre-immigration screen will cover questions related to inadmissibility issues, such as prior arrests, convictions and refused entry into the United States of America. This visa assistance is only for TN (NAFTA) visas only. If the candidate requires additional information or immigration assistance, they will be linked automatically to approved immigration lawyers. Once the data is entered into the database, one of ISEmployment.com's human resources assistants will contact the candidate to check for truth and accuracy. Once this is completed, the information becomes active in the database and the applicant will be allowed to modify the application as time goes on. The system will automatically e-mail each candidate every fifteen days, requesting his or her status and availability.

An employer interested in the site is requested to complete a site registration set up questionnaire and is issued a password. Once the set up is complete, the employer will be asked to complete the profile section, which will provide background information for candidates to use prior to an interview. When the employer is ready to search the database, they will be prompted by the system to log in using their assigned password. Once accepted, the employer will then be allowed to input the skill set(s) that they are seeking along with the years of experience required. The employer will then initiate the search query and the system will produce a list of candidates, their skills that match the query, along with the percentile rank of the match of skills to the query. The output at this point will not offer personal information, references or candidate qualifiers. The employer will only see the skill set synopsis, which consist of the educational history, project resume, the candidates' personal resume and soft skill evaluation. Once the employer selects the candidate(s) that they wish to interview, their account automatically gets debited for each selection. The employer is notified of the charge and the contact information for each candidate is then given. Along with the contact information, the system will allow the employer access to each candidate's audio/video clip and reference checks.

ISEmployment.com will also offer a "hr tools" section, which will allow registered users access to chat sessions and human resource links. The chat sessions will run at posted intervals and will offer free advice on current human resource issues, including such issues as immigration, recruiting and relocation. Each chat session will be headed by an accredited professional in the field. The "hr tools" will offer the candidate numerous help pages like the dos and don'ts of interviews, salary calculators and relocation information.

                                    -  4 -
-------------------------------------------------------------------------------

HISTORY

ISEmployment.com was founded by Messrs. Murray and Ulakovich on March 7, 2000. Messrs. Murray and Ulakovich both have backgrounds in the traditional recruitment and placement industry and determined there was an opportunity to provide such services on-line. On June 30, 2000, ISEmployment.com and Magical Marketing, Inc., a "blank check" company, merged in a share exchange ("Share Exchange") that resulted in Magical Marketing acquiring all of the issued outstanding capital stock of ISEmployment.com for an aggregate of 4,000,000 shares of Magical Marketing. In connection with the merger, Magical Marketing changed its name to ISEmployment.com, Inc.

COMPETITION

The market for online recruiting services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new web sits and add content at relatively low costs within relatively short time periods. We expect competition to persist and intensify and the number of competitors to increase significantly in the future. We compete against other online recruiting services, such as Monster.com, Headhunter.net, Career Path and Career Mosaic, as well as corporate Internet sites, and not-for-profit web sites operated by individuals, educational institutions and governments. In addition to this online competition, we compete against a variety of companies that provide similar content through one or more media, such as classified advertising, radio and television. Many of our current and potential competitors, including those mentioned above, have significantly greater financial, technical and marketing resources, longer operating histories, better name recognition and more experience that we do. Many of our competitors also have established relationships with employers, recruiters and other job posters.

To compete successfully, we must continue to attract more employers, recruiters and job seekers, and generate fees. The competitive factors attracting employers, recruiters and job seekers to our web site include the quality of presentation and the relevance, timeliness, depth and breadth of recruiting information and services offered on, and the ease of use of, our web site. Our competitors' services may be sufficiently attractive to employers, recruiters and job seekers to dissuade them from using our web site. If we are unable to attract a significant number of employers, recruiters and job seekers to our web site, our business, financial condition and results of operation will suffer.

THE MARKET

The emergence of the Internet and the growth in its use has made it an attractive medium for online recruiting. We believe online recruiting is superior to traditional means of recruiting and job searching because it is interactive, easily accessible, timely and more cost-effective. As Internet usage becomes more widespread, we expect companies from a broad range of industries to increase their online recruiting efforts. As the online recruiting market matures, we believe that employers and recruiters will increasingly utilize those online recruiting services that enable them to access a large number of job seekers and exercise a high degree of control over the exposure of their job opportunities. We believe our product and services will positions us to take advantage of this market opportunity.

                                    -  5 -
-------------------------------------------------------------------------------

GROWTH STRATEGY

ISEmployment.com's objective is to be one of the leading providers of online recruiting services to employers and recruiters, especially within the information systems niche of that field. The industry is currently served by a small number of on-line systems that are interactively passive and have limited capability. In contrast, ISEmployment.com's system is an advanced search engine with a unique immigration function that will allow employers to access additional qualified candidates. In addition to providing an advance search engine, the key elements of ISEmployment.com's strategy are the following:

INCREASE AWARENESS OF ISEMPLOYMENT.COM. We plan to increase awareness of the ISEmployment.com brand through an aggressive marketing campaign that combines a combination of online and traditional advertising, direct marketing and strategic relationships.

AGGRESSIVELY BUILD AND EXPAND OUR SALES FORCE. We plan to rapidly expand our direct sales and telephone sales efforts by developing and then adding to our existing sales force and by opening additional sales offices in key metropolitan areas to further penetrate these markets.

PROMOTE AND ENHANCE WEB SITE FUNCTIONALITY. We intend to make the process of posting and searching job opportunities on our web site easier and faster by increasing the usability and functionality of our web site. With the re-launch of our web site planned for July 2001 we expect to create this ease of use for our customers.

DEVELOP STRATEGIC RELATIONSHIPS. We will enter into and evaluate strategic relationships as a means to increase traffic to our web site, enhance visibility of job opportunities, increase awareness of the ISEmployment.com brand, and provide marketing and cross-promotional opportunities. We will also continue to use our relationship with ITR and its ability to accentuate ISEmployment.com's business model and presence on the Internet.

ACQUISITIONS OF COMPLEMENTARY BUSINESSES OR TECHNOLOGIES. We will explore acquisition and investment opportunities if we believe they will enable us to accelerate our growth plan, add new content, develop new technologies or penetrate new markets. We will also pursue others within our niche market that may desire to become part of the ISEmployment.com brand.

GOVERNMENT REGULATION

There are an increasing number of laws and regulations pertaining to the Internet, including laws or regulations relating to user privacy, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and domain name registration. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, patent, trademark, trade secrets, obscenity, libel, employment and personal privacy is uncertain and developing. We may become subject to burdensome government regulation, which may add additional costs to operating our business on the Internet or decrease demand for our services.

PRIVACY CONCERNS. Government agencies are considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing web sites. While we have implemented and intend to implement additional programs designed to enhance the protection of the privacy of its users, these programs may not conform to any regulations adopted by these agencies. In addition, these regulatory and enforcement efforts may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide advertisers with demographic information. The European Union has adopted a directive that imposes restrictions on the collection and use of personal data. The directive could impose restrictions that are more stringent than current Internet privacy standards in the United States. The directive may adversely affect the activities of businesses that engage in data collection from users in European Union member countries.

DOMAIN NAMES. Domain names are the user's Internet "addresses." The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. Although we have registered "ISEmployment.com" as a domain name, third parties may bring claims for infringement against us for the use of their trademark. There can be no assurance that our domain name will not lose its value, or that we will not have to obtain entirely new domain names in addition to or in lieu of our current domain names if reform efforts result in a restructuring in the current system.

JURISDICTIONS. Due to the global nature of the Internet, it is possible that, although our transmissions over the Internet originate primarily in Windsor, the governments of other states and foreign countries might attempt to regulate our business activities. In addition, because our service is available over the Internet in multiple states and foreign countries, these jurisdictions may require us to qualify to do business as a foreign corporation in each of these states or foreign countries, which could subject us to taxes and other regulations.

                                    -  6 -
-------------------------------------------------------------------------------

RISK FACTORS

The following factors should be reviewed carefully, in conjunction with the other information in this Form 10-KSB and our consolidated financial statements. These factors could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-KSB and presented elsewhere by our management from time to time. See "Note Regarding Forward-Looking Statements." An investment in our stock involves a high degree of risk. The achievement of our business objectives is subject to a number of market and other factors beyond our control, and our future prospects are speculative.

WE FACE SIGNIFICANT COMPETITION WITH COMPETITORS WHO HAVE SIGNIFICANTLY GREATER FINANCIAL RESOURCES.

While we provide a "total solution" content program, many of these competitors offer one or more Internet sites with information products similar to individual items we provide over the Internet; and many of these competitors may have significantly greater financial resources than we do. These financial resources could be deployed to more aggressively compete on the Internet or through more traditional media, to our disadvantage, at any time.

We expect competition to persist and intensify. Competitors using other media to deliver information products could adapt their businesses to include the Internet as a medium for delivering their products. Competitors could develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, and any competitor or group of competitors could have a material adverse effect on our business.

WE WILL REQUIRE ADDITIONAL FUNDS TO ACHIEVE OUR CURRENT BUSINESS STRATEGY.

We will require more capital to achieve our current business strategy. If such funds are unavailable we may have to substantially curtail operations or cease operations altogether. As we require additional funds to sustain our planned expansion and growth we will have to seek additional equity or other financing. Such financing may not be available. Even if it is, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.

We cannot guarantee that we will be able to obtain additional financing, as we need it. When our operations require additional financing, if we are unable to obtain it on reasonable terms, we could be forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

OUR SHAREHOLDERS COULD FIND THAT THERE IS NOBODY WILLING TO PURCHASE THEIR SHARES WHEN THEY WANT TO SELL, AND IT IS POSSIBLE THAT OUR SHAREHOLDERS COULD LOSE THEIR ENTIRE INVESTMENT IN OUR STOCK.

Our stock should only be purchased by speculators who understand the high level of risk that a purchase of our stock entails and who are willing and able if necessary to hold our stock for an extended period of time, or indefinitely, and to risk the loss of their entire investment in our stock. If you are a suitable investor for ISEmployment.com, you should fully understand the following material risk factors:

                                    -  7 -
-------------------------------------------------------------------------------

IF THE INTERNET PROVES NOT TO BE A VIABLE COMMERCIAL MARKETPLACE, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We expect a substantial portion of our future revenue to come from the continued development of our products and services to be distributed over the Internet. The business use of the Internet is still in its infancy, and it is possible that the Internet may not prove to be a viable commercial marketplace. Known issues in this regard include inadequate development of Internet infrastructure to date, competing technology, delays in the development of new standards and protocols required for handling increased Internet activity and the possibility of significant government regulation (locally, nationally and internationally). Moreover, concerns over the security of Internet transactions and the privacy of users may inhibit the growth of the Internet, particularly as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure you that contractual provisions attempting to limit our liability in such areas will be adequately implemented or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

We have not fully resolved some other critical issues concerning our use of the Internet, including reliability, cost, and ease of deployment, administration and quality of service. This may affect our ability to maintain our business, expand product marketing, improve communications and increase business efficiencies.

If we do not successfully develop new and enhanced Internet services and products, our revenues could be adversely impacted.

Business on the Internet is characterized by:

-  rapid technological change;

-  frequent changes in user requirements and preferences;

- frequent new product and service introductions embodying new processes and technologies; and

- evolving industry standards and practices that could render our information delivery practices obsolete.

Our success will depend partly on our ability to improve our existing services, develop new product offerings, use Web technology to enhance our existing product offerings, extend our market reach, and respond to technological advances, emerging industry standards and competitive offerings. We cannot assure you that we will be successful in these endeavors.

Evolving Internet technology and standards increase the risk that system interruptions will occur. Our Internet operations are also vulnerable to interruption by fire, power loss, telecommunications failure and other events beyond our control. System interruptions that result in the unavailability of our Web site, or slower response times for users, could reduce the fees we collect from consumers and businesses using our database information products over the Internet.

ISEMPLOYMENT.COM HAS NO OPERATING HISTORY OR ANY REVENUES OR EARNINGS FROM OPERATIONS.

ISEmployment.com has no significant assets or financial resources. ISEmployment.com has operated at a loss to date and will, in all likelihood, continue to have operating expenses without corresponding revenues.

                                    -  8 -
-------------------------------------------------------------------------------

AN INVESTMENT IN OUR COMMON STOCK MAY BE VERY ILLIQUID.

Our shares are not traded on any exchange or bulletin board and there is currently no broadly followed "established trading market" for our shares, and we cannot assure you that any such market will ever develop or be maintained. The absence of an active trading market would reduce the liquidity of an investment in our shares.

ANY MARKET PRICE FOR OUR SHARES IS LIKELY TO BE VERY VOLATILE, AND NUMEROUS FACTORS BEYOND OUR CONTROL MAY HAVE A SIGNIFICANT ADVERSE EFFECT ON PRICES.

WE HAVE NEVER PAID CASH DIVIDENDS ON OUR CAPITAL STOCK AND DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS FOR THE FORESEEABLE FUTURE.

THE EXCHANGE ACT OF 1934 REQUIRES ADDITIONAL DISCLOSURE RELATING TO THE MARKET FOR "PENNY STOCK."

A penny stock is generally defined to be any equity security not listed on NASDAQ or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions. Our shares are not currently traded on NASDAQ or a national exchange and, therefore, our shares would be deemed penny stocks for purposes of the Exchange Act if and at any time our shares trades below $5.00 per share. In such case, trading in our shares would be regulated pursuant to Rules 15-g-1 through 15-g-6 and 15-g-9 of the Exchange Act. Under these rules, brokers or dealers recommending our shares to prospective buyer would be required, unless an exemption is available, to:

- deliver a lengthy disclosure statement in a form designated by the SEC relating to the penny stock market to any potential buyers, and obtain a written acknowledgement from each buyer that such disclosure statement has been received by the buyer prior to any transaction involving our shares;

- provide detailed written disclosure to buyers of current price quotations for our shares, and of any sales commissions or other compensation payable to any broker or dealer, or any other related person, involved in the transaction;

- send monthly statements to buyers disclosing updated price information for any penny stocks held in their accounts, and these monthly statements must include specified information on the limited market for penny stocks.

In addition, if we are subject to the penny stock rules, all brokers or dealers involved in a transaction in which our shares are sold to any buyer, other than an established customer or "accredited investor," must make a special written determination that our shares would be a suitable investment for the buyer, and the brokers or dealers must receive the buyer's written agreement to purchase our shares, as well as the buyer's written acknowledgement that the suitability determination made by the broker or dealer accurately reflects the buyer's financial situation, investment experience and investment objectives, prior to completing any transaction in our shares.

These Exchange Act rules may limit the ability or willingness of brokers and other market participants to make a market in our shares and may limit the ability of our shareholders to sell in the secondary market, through brokers, dealers or otherwise. We also understand that many brokerage firms will discourage their customers from trading in shares falling within the "penny stock" definition due to the added regulatory and disclosure burdens imposed by these Exchange Act rules.

The SEC from time to time may propose and implement even more stringent regulatory or disclosure requirements on shares not listed on NASDAQ or on a national securities exchange. The adoption of the proposed changes that may be made in the future could have an adverse effect on any trading market for our shares.

TECHNOLOGY AND INTERNET STOCKS HAVE BEEN AND MAY CONTINUE TO BE VOLATILE.

The market for Internet and technology related stocks generally have been subject to wide fluctuations in price and volume that often appear to be unrelated to the operating success of these companies. Such volatility can present risks for investors. Moreover, such volatility often leads to securities litigation brought by investors who are seeking to recoup losses resulting from rapid and significant drops in price and/or volume.

CONTROL BY SHAREHOLDERS, OUR OFFICERS, DIRECTORS AND THEIR AFFILIATED ENTITIES.

As of March 26, 2001, our executive officers, directors and their affiliated entities owned approximately 66% of our outstanding shares of common stock. As a result, such persons are in the position to influence:

* the election of our directors; and

* the outcome of corporate actions or other matters requiring shareholder approval.

The concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

                                    -  9 -
-------------------------------------------------------------------------------

STOCK AND MARKET RISKS AND OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock could be subject to wide fluctuations in response to the following:

* variations in quarterly operating results;

* announcements of new products by us or our competitors;

* failures to meet or exceed the expectations of securities analysts or investors; or

* general economic conditions.

Furthermore, the stock market has experienced significant price and volume fluctuations unrelated or disproportionate to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS TO OUR SHAREHOLDERS.

We have not paid any cash dividends on our common stock and do not expect to do so in the foreseeable future.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE.

Sales of shares of our common stock by existing shareholders could have an adverse effect on our stock price, once the Company has received clearance to trade on a market. As of March 26, 2001, we had 600,000 shares of common stock outstanding. 200,000 of these shares will be eligible for sale, subject to Rule 144.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of the company as that term is defined under the Securities Act of 1933, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of:

* one percent (1%) of the then outstanding shares of common stock, or

* the average weekly trading volume in the common stock during the four calendar weeks preceding such sale.

Sales under Rule 144 are also subject to certain requirements as to the manner of sale, notice and the availability of current public information about us. However, a person who is not an affiliate and has beneficially owned such shares for at least two years is entitled to sell such shares without regard to the volume or other requirements. No prediction can be made as to the effect, if any, that sales of such securities or the availability of such securities for sale will have on the market prices prevailing from time to time.

                                    - 10 -
-------------------------------------------------------------------------------

EMPLOYEES

ISEmployment.com currently has 2 employees. ISEmployment.com relies heavily on its current officers in operating and management of its business.

RECENT DEVELOPMENTS

On June 30, 2000, the Company tendered an offer to purchase all of the outstanding ordinary shares of ISEmployment.com, Inc. ("ISE") for approximately 400,000 shares of common stock.

The Company assumed the business operations of ISE and appointed the management and directors of ISE to Management and the Board Directors of the Company.

The Company also changed its name to ISEmployment.com, Inc. as of June 30, 2000.

ITEM 2.  DESCRIPTION OF PROPERTY.

ISEmployment.com's principal executive offices are located in 2,400 square feet at 213-380 Pelissier Street, Windsor, Ontario, Canada. The Company leases the executive offices on a month to month basis for $938 CDN or approximately
$631 USD from Mr. Murray, President of the Company. Management believes that the terms of this lease are as favorable as those that the Company could obtain from an unaffiliated party.

The Company's Web site is http://www.isemployment.com.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not subject to any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 30, 2000 the following matter was put forth to a majority of the directors and shareholders. The Company's Board of Directors and a majority vote of the shareholders approved a merger between ISEmployment.com, Inc. and Magical Marketing, Inc.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ISEmployment.com's common stock is not listed or quoted at the present time, and there is no present public market for ISEmployment.com's common stock. There can be no assurance that a public market for ISEmployment.com's common stock will ever develop.

There is no public market for the Company's Common Stock. The Company's Common Stock may be traded in over-the-counter market in the near future; however, there can be no assurance of when or as to price at which the trading in Company's Common Stock will occur.

The Company has approximately 30 holders of record of its common stock.

DIVIDEND POLICY

The Company has never paid a cash dividend on its common stock. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of its business.

CHANGES IN SECURITIES

The Company did not issue any additional equity securities during the year ended September 30, 2000 which were not registered under the Securities Act of 1933, as amended, except that, in:

* June 30, 2000, the Company cancelled 800,000 shares of its common stock held by its sole officer and director, Daniel Hodges.

* June 30, 2000, the Company issued 400,000 shares of its common stock in conjunction with the Share Exchange with ISEmployment.com, Inc. 200,000 shares each were received the officers and directors, Mr. Scott Murray and Mr. Frank Ulakovich, respectively.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D of the Securities Act of 1933. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All of the recipients had adequate access to information about the Company.

                                    - 11 -
-------------------------------------------------------------------------------

The following securities were issued by the Company within the past three years and were not registered under the Securities Act:
Name of                            Shares Beneficially
Security Holder                           Owned
----------------------------       -------------------
Frank Anjakos
1971 N. Lindenwood Drive
Tucson, AZ 85712                          2,000

Cindy Baker
P.O. Box 40484
Tucson, AZ 85717                          2,000

Steve Bays
5637 E. Spring Street
Tucson, AZ 85712                          2,000

Brain Delfs
5162 E. Citrus Street
Tucson, AZ  85712                         2,000

James Delfs
3730 N. Tucson Blvd.
Tucson, AZ  85716                         2,000

Sam Erbst
770 N. Dodge #33
Tucson, AZ 85749                          2,000

Gus Fotinos
6547 N. Turnberry Drive
Tucson, AZ  85718                         2,000

Allyson Fox
61 Kennedy Parkway
Toronto, Canada                           2,000

Audra Guthery
4810 E. Seneca
Tucson, AZ  85712                         2,000

David H. Hack
232 W. Smoot Drive
Tucson, AZ  85705                        50,000

Matthew S. Hodges
1529 N. Desmond
Tucson, AZ  85712                         2,000

Kim Lasater
5531 E. Spring Street
Tucson, AZ 85712                          2,000

Jeff Milton
2519 E. Helen
Tucson, AZ  85716                         2,000

Suzanne Morvay
4042 N. Pontatoc Road
Tucson, AZ 85718                          2,000

Mike Neighbors
128 N. Southern Swale Avenue
Tucson, AZ 85748                          2,000

Thomas Nieman
7825 E. Sabino Hallow Court
Tucson, AZ 85749                          2,000

Ron Olson
9969 E. Paseo San Ardo
Tucson, AZ  85747                         2,000

Mark Polifka
1132 Mohawk
Topanga, CA  90290                        2,000

Frank Ulakovich
6213 Riverside Drive East
Windsor, Ontario
Canada
N8S 1C1                                 200,000

Scott Murray
946 Lakeshore Drive
Windsor, Ontario
Canada
N9G 2R2                                 200,000

Jonathan Roberts
2102 N. Donner Avenue
Tucson, AZ  85749                        50,000

Lowell E. Robinson
P. O. Box 23
Arivaca, AZ  85601                        2,000

Monica Romero
2528 W. Criswell Court
Tucson, AZ  85745                         2,000

Melissa Saucedo
7019 W. Avondale
Tucson, AZ  85743                         2,000

Kevin Sherlock
360 N. Craycroft
Tucson, AZ  85710                        50,000

Howard Smith
4050 N. Hiddencove Place
Tucson, AZ  85749                         2,000

John Sylvester
10222 E. Sylvester Road
Hereford, AZ  85615                       2,000

Raymond Willey
1192 Joseph Ct.
Ripton, CA  95366                         2,000

Jennifer L. Worden
9055 E. Catalina Highway
No. 5206
Tucson, AZ 85749                          2,000

                                    - 12 -
-------------------------------------------------------------------------------

SHARES ELIGIBLE FOR FUTURE SALE

Upon the effectiveness of the Company's registration statement Form SB-2 filed November 16, 2000, ISEmployment.com will have 600,000 shares of common stock outstanding and registered for resale under the Securities Act of 1933.

Prior to the effectiveness of the offering, no public trading market will have existed for ISEmployment.com's shares of common stock. The sale, or availability for sale, of substantial amounts of common stock in the public trading market could adversely affect the market prices for ISEmployment.com's common stock.

To our knowledge, none of the selling shareholders has made any arrangement with any brokerage firm for the sale of the shares. We have been advised by the selling shareholders that they presently intend to dispose of the shares through broker-dealers in ordinary brokerage transactions at market prices prevailing at the time of the sale.

Any broker-dealers or agents who act in connection with the sale of the shares may be deemed to be underwriters. Any discount, commissions or concessions received by any broker-dealers or agents may be deemed to be underwriting discounts and commissions under the Securities Act.

ISEmployment.com has not registered its shares for resale under the securities or "blue sky" laws of any state and has no plans to register or qualify its shares in any state. Current shareholders and persons, who desire to purchase the shares in any trading market that may develop in the future, should be aware that there may be significant state blue sky restrictions upon the ability of new investors to purchase the securities. These restrictions could reduce the size of any potential trading market. Under federal law, non-issuer trading or resale of ISEmployment.com's common stock may be exempt from most state registration or qualification requirements. However, some states may continue to restrict the ability to register or qualify ISEmployment.com's common stock for both initial sale and secondary trading by regulations prohibiting or imposing limitations on the sale of securities of blank check issuers.

ISEmployment.com's selling efforts, and any secondary trading market, which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered. ISEmployment.com has no current plan to register its shares for offer and sale within any state. Investors should be aware that state law limitations might affect the transferability or the ability to resell the shares. ISEmployment.com has not taken, and does not contemplate taking, any steps to ensure compliance with state securities laws.

ISEmployment.com does not have lock-up agreements with its shareholders affirming that they will not sell their respective shares until such time as ISEmployment.com has successfully consummated a merger or acquisition and ISEmployment.com is no longer classified as a blank check company.

                                    - 13 -
-------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company as of September 30, 2000 had not engaged in any operations other than organizational and developmental matters. ISEmployment.com is an Internet based development stage company, which will provide human resources and recruiting services on-line. ISEmployment.com's site will differentiate itself from other employment-related sites by creating a virtual human resources center and a virtual recruitment and selection system. ISEmployment.com's targeted market will be providing its services to United States corporations, which are recruiting Information Systems.

The Company is a development stage company. In order to fund operations through September 30, 2000, that Company has relied on funding raised from the issuance of notes payable to various unrelated parties. These notes payable are convertible in common stock of the Company.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1999

SYSTEM DEVELOPMENT EXPENSES. System development expenses consist primarily of programming and other Internet based expenses. Development expenses were $150,500 for the year ending period September 30, 2000 compared to none for the year ending September 30, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting, payroll expenses and professional fees related to legal, audit and tax matters. General and administrative expenses were $71,200 for the year ending September 30, 2000 compared to $25 for the year ending
September 30, 1999.

INCOME TAXES. The Company has no income tax provision for the periods presented due to its net operating loss and valuation allowance for deferred tax assets. The net operating loss may be carried forward for up to 20 years. As such, the Company does not anticipate any liability for income taxes for the fiscal year ended September 30, 2000. See Note 6 to financial statements.

Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings. As of September 30, 2000, the Company had $2,900 cash and/or cash equivalents.

The Company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. The Company believes that it has insufficient cash resources to fund the Company's operations through fiscal 2001. The Company as of September 30, 2000 did not have any current arrangements or commitments for any future financing. The Company may not be able to obtain sufficient financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back, which could have a material adverse effect on its business, financial condition and results of operations.

                                    - 14 -
-------------------------------------------------------------------------------

The Company has financed its operations through the issuance of notes payable by the Company. The Company had a working capital deficit of $221,700 at September 30, 2000. The Company estimates that it will need additional funds for on-going web site development, marketing, promotions, and for general working capital purposes over the next 12 months, including the Company's plans to hire additional full time management personnel and acquire additional office space.

Net cash used in operating activities was $62,300 during the year ending September 30, 2000. The usage of cash is primarily attributable to the net operating loss including system development costs of $150,500, partially offset by an assumption of a $96,600 loan assumption of $42,100 in advances payable and an increase in accounting expenses of $20,000. During the year ending September 30, 2000, the Company was in its development stage and did not generate any revenues. During 2001, management expects that the Company will generate revenues through advertising and sponsorships, and fees and commissions on transactions and sales occurring through its web site.

Net cash used in investing activities was $3,100 during the year ending September 30, 2000, representing payments and advances to related parties.

Net cash provided by financing activities was $68,300 during the year ending September 30, 2000, representing proceeds of $206,400 from issuance of notes payable subject to conversion rights, offset by repayments of obligations of $138,700.

The Company's financial statements have been prepared assuming that it will continue as a going concern. The Company's losses from operations since its inception and the Company's on going need for capital to finish the development of the database, raise substantial doubt as to its ability to continue as a going concern.

Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will not be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including expected results from operations as revenues are generated. In particular, as the Company does not expect cash flows from operations to be sufficient in the next twelve months, the Company is considering raising capital either through a private placement or an initial public offering. There can be no assurance that such capital would be raised in sufficient amounts to meet the Company's financial need in the next twelve months.

Year 2000 Statement

The Company has not incurred any problems as a result of Year 2000 readiness. However, no assurances can be given that the Company's Year 2000 efforts are appropriate, adequate, or complete. In addition, the Company is unable to fully determine the effect of a failure of its own systems or those of any third party with whom it conducts business, but any significant failures could have a material adverse affect on the Company's financial condition, results of operations and cash flows.

                                    - 15 -
-------------------------------------------------------------------------------

SELECTED FINANCIAL DATA.

The following financial data was prepared in accordance with the basis of presentation discussed in Note 1 to the Financial Statements. No dividends have been paid on the Company's common stock.
                                              SEPTEMBER 30,
                                       --------------------------
                                          2000            1999
                                       ----------      ----------
Revenues.............................  $        0      $        0
Net income (loss)....................  $ (221,700)     $      (25)
Earnings per common share:
  Basic..............................  $   (0.25)      $    0.00
  Diluted............................  $   (0.25)      $    0.00
Total assets.........................  $    6,056      $        0
Current Liabilities..................  $        0               0

Long-term obligations:
  Long-term debt.....................  $        0      $        0

Total Liabilities/
  Stock Holder differences...........  $    6,056      $        0

RECENT ACCOUNTING PRONOUNCEMENTS

During December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition" to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. The Bulletin clarifies basic criteria for the culmination of the earnings process and will be effective for the third quarter of fiscal year 2001. Management does not believe the adoption of Staff Accounting Bulletin 101 will have a material effect on the financial statements of the Company.

In December 1999, the Emerging Issues Task Force issued EITF No. 99-17, "Accounting of Advertising Barter Transactions" (EITF 99-17). EITF 99-17 is effective for years ended December 31, 2000. The Company believes that the adoption of EITF 99-17 will not have a material effect on the financial statements.

Costs of Start-Up Activities- The American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities. The standard provides guidance on the financial reporting costs for start-up costs and organization costs. This standard requires cost of start-up and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The Company accounts for start-up costs and organization costs in accordance with SOP No. 98-5.

Software Development Costs - In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 states that for software obtained or developed for internal use, computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs to develop internal use computer software during the application development stage should be capitalized under a fixed-asset model, as long as those costs meet certain predefined characteristics. SOP No. 98-1 also provides that these capitalized development costs should be amortized in a systematic and rational manner over the estimated useful life of the software. Training and maintenance costs incurred during the post-implementation operating stage should be expensed as incurred. This statement is effective for financial statement periods ending after December 15, 1999. The Company accounts for software development costs in accordance with SOP No. 98-1.

Derivative Financial Instruments - In June 1998, the FASB issued SFAS No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Such standard requires than an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 133 will have on the Company's financial statements.

                                    - 16 -
-------------------------------------------------------------------------------

ITEM 7.  FINANCIAL STATEMENTS

The response to this item is included in a separate section of this report. See the Financial Statements of the Company attached hereto beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As filed on Form 8-K/A, January 12, 2001.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The current directors (as of March 26, 2001) of the Company are as follows:

                                  YEAR FIRST
   NAME OF DIRECTOR           ELECTED AS DIRECTOR          AGE
   ----------------           -------------------          ---
   Scott F. Murray                    2000                  31
   Frank Ulakovich                    2000                  30

The current executive officers (as of March 26, 2001) of the Company are as follows:

   NAME                        AGE                    POSITION
   ----------------            ---           -----------------------
   Scott F. Murray              31           Co-Chief Executive Officer
   Frank Ulakovich              30           Co-Chief Executive Officer

                                    - 17 -
-------------------------------------------------------------------------------

BIOGRAPHIES OF THE DIRECTORS AND EXECUTIVE OFFICERS

                                  MANAGEMENT

Information as to the directors and officers of the Company is as follows:

Scott Murray has served as a director of ISEmployment.com, Inc. since its inception and became Co-Chief Executive Officer at that time. Mr. Murray has served as President of International Technical Recruiting (ITR), a traditional recruitment and placement firm that represent many Fortune 500 companies from 1995 through the first quarter of 2000. Mr. Murray was a Co-Founder of ITR, which was established in the year 1995. Mr. Murray has also assumed the role of Chief Financial Officer of the Company until a suitable replacement can be found. Mr. Murray is a co-founder of the Company. Mr. Murray will share part of his responsibilities with his Co-Chief Executive Officer Mr. Ulakovich; these responsibilities include strategic planning, quality control and management of the Company's personnel. Mr. Murray serves Chairman of the Society of Manufacturing Engineers and holds a seat on the Regional Committee for the Society of Manufacturing Engineers.

Frank Ulakovich has served as a Chairman of the Board of ISEmployment.com, Inc. since its inception and became Co-Chief Executive Officer at that time. Mr. Ulakovich has served as Vice-President Technical Recruiting of International Technical Recruiting (ITR), a traditional recruitment and placement firm that represent many Fortune 500 companies from 1995 through the first quarter of 2000. Mr. Ulakovich directed the operations and expansion of ITR's technical division with the assistance and guidance of Mr. Murray. Mr. Ulakovich was a Co-Founder of ITR, which was established in the year 1995. Mr. Ulakovich will share part of his responsibilities with his Co-Chief Executive Officer
Mr. Murray; these responsibilities include strategic planning, quality control and management of the Company's personnel. Mr. Ulakovich is a former President of the Canadian Information Processing Society. Mr. Ulakovich was a professor of Information Systems at Saint Clair College.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, none of the officer required to file such a report has filed their respective Form 3 as required by Section 16(a) on the Securities and Exchange Act of 1934.

                                    - 18 -
-------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company named executive officers and the Company's executive officers whose annual compensation exceeded $100,000 for fiscal 2000 and who are no longer serving in such capacity at September 30, 2000, for services rendered during the fiscal years ended September 30, 2000 and 1999.

                          SUMMARY COMPENSATION TABLE
                                 Annual Compensation                 Long-Term Compensation
                            ------------------------------   ---------------------------------------
                                              Other Annual    Stock    Restricted   Securities
Name and                    Salary   Bonus    Compensation    Awards   Underlying   All other
Principal Position   Year    ($)     ($)(1)        ($)         ($)     Options(#)   Compensation ($)
------------------   ----   ------   ------   ------------   -------   ----------   ----------------
Scott Murray         2000    9,000     -            -           -             -             -
President, Co-CEO    1999        0     -            -           -             -             -
and Treasurer

Frank Ulakovich      2000    9,000     -            -           -             -             -
Chairman,  Co-CEO    1999        0     -            -           -             -             -
and Secretary

--------------------

                    OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to the named executive officers during the fiscal year ended
September 30, 2000. No stock appreciation rights were granted to these individuals during such year.
                                  Individual Grants
                    ------------------------------------------
                    Number of     Percent of
                    Securities    Total Options
                    Underlying    Granted to       Exercise or
                    Options       Employees in     Base Price     Expiration
Name                Granted (#)   Fiscal Year(1)      ($/Sh)         Date
----                -----------   --------------   ------------   ----------
Scott Murray             -               -            $0.000         ----
Frank Ulakovich          -               -            $0.000         ----
--------------------

             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES


The following table sets forth certain information with respect to the exercise of stock options during the fiscal year ended September 30, 2000 by the named executive officers and the number and value of unexercised options held by each of the named executive officers as of September 30, 2000:
                     Shares                      Number of Securities Under-      Value of Unexercised
                   Acquired on       Value        lying Unexercised Options     In-the- Money Options at
Name               Exercise (#)   Realized ($)   at Fiscal Year-End (#)           Fiscal Year-End ($)
----               ------------   ------------   ---------------------------   ---------------------------
                                                 Exercisable   Unexercisable   Exercisable   Unexercisable
                                                 -----------   -------------   -----------   -------------
Scott Murray             -              -             0               0            $0              $0
Frank Ulakovich          -              -             0               0            $0              $0
------------------

DIRECTOR COMPENSATION

The Company reimburses directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unless otherwise indicated, the address of the directors and officers is c/o ISEmployment.com, Inc. 213-380 Pelissier Street, Windsor Ontario, Canada. Beneficial ownership is defined in accordance with the rules of the SEC and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein. In computing number and percentage ownership of shares of common stock beneficially owned by a person, shares of common stock subject to options and warrants held by that person that are exercisable within 60 days are deemed outstanding. Such shares of common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of stockholders other than such person.

                                    - 19 -
-------------------------------------------------------------------------------

The following table sets forth certain information as to shares of common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him. Unless otherwise indicated, the address of each named beneficial owner is that of the Company's principal offices located at 213-380 Pelissier Street, Windsor Ontario, Canada N9A 6W8.

    NAME AND ADDRESS            NUMBER OF SHARES          PERCENTAGE OF SHARES
   OF BENEFICIAL OWNER         BENEFICIALLY OWNED        BENEFICIALLY OWNED (1)
------------------------     ----------------------     -----------------------
Scott F. Murray.
213-380 Pelissier Street          200,000 (2)                    33.3%
Windsor, ON N9A 6W8

Frank Ulakovich
213-380 Pelissier Street          200,000 (2)                    33.3%
Windsor, ON N9A 6W8

------------------------
All officers and
  directors as a group            400,000 (2)                    66.7%
  2 persons

<F1>
(1)  Based on 600,000 shares outstanding.
<F2>
(2)  Each officer is the beneficial owner of their positions, respectively.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no material relationships or related transactions between the Company and its officers or directors.

Except for the lease between Mr. Murray and the Company for the Company's executive offices described above in Property, no member of the management, officers, or directors is or has a direct or indirect interest in a material transaction or contract with the Company.

The Company incurred system development expenses, consisting primarily of salaries for the Company's founders, by assuming a loan payable to a stockholder's parent in the amount of $96,555. These funds were borrowed by the stockholder and an entity related to the Company through common ownership. The funds were expended by these parties in conjunction with the development of the concept, programming, database and web site that are intended to be used by the Company. The loan was repaid by the Company prior to September 30, 2000.

The Company leases its office facilities from a stockholder on a month-to-month basis. Rent is $938 per month in Canadian dollars or approximately $631 in U.S. dollars at September 30,2000 exchange rates. Rent expenses on this facility for the year ended September 30, 2000 totaled $1,897.

The Company has advanced funds to its officers in the amount of $2,515. The Company lent funds to an entity related through common ownership in the amount of $597. These advances are non-interest bearing and are due on demand.

No director or officer is personally liable for the repayment of amounts of any financing received by the Company.

                                    - 20 -
-------------------------------------------------------------------------------

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


                                  EXHIBIT INDEX

(a)   The following exhibits are filed as part of this Registration Statement:

 2.1 Plan of Merger between ISEmployment.com, Inc. and the shareholders of Magical Marketing, Inc., dated June 30, 2000 (Incorporated by reference from Registrant's Exhibit 2.1 to the Current Report on Form 8-K, filed July 17, 1999)

 3.1 Articles of Incorporation of ISEmployment.com, Inc. (Incorporated by reference from Registrant's exhibits 3.1 and 3.2 to the Registration of Securities on Form 10-SB, filed December 22, 1999)

 3.2 By-Laws of ISEmployment.com, Inc. (Incorporated by reference from Registrant's exhibit 3.3 to the Registration of Securities on Form 10-SB, Filed December 22, 1999)

 4.1 Form of Common Stock Certificate (Incorporated by reference from Registrant's exhibit 3.2 to the Registration of Securities on Form SB-2, Filed November 16, 2000)

27.1  Financial Data Schedule


(b)   The Registrant filed Form 8-K on July 17, 2000.

                                    - 21 -
-------------------------------------------------------------------------------

                            ISEMPLOYMENT.COM, INC.
                 (Formerly Known as Magical Marketing, Inc.)
                         (A Development Stage Company)
                             Financial Statements
                         Year Ended September 30, 2000


CONTENTS
                                                                  Page


Report of Independent Auditor . . . . . . . . . . . . . . . . . . F - 1


Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . F - 2

Statements of Operations  . . . . . . . . . . . . . . . . . . . . F - 3

Statement of Stockholders' Equity . . . . . . . . . . . . . . . . F - 4

Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . F - 5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . F - 6

                                    - 22 -
-------------------------------------------------------------------------------

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors
ISEmployment.com, Inc.

We have audited the accompanying balance sheet of ISEmployment.com, Inc.
(A Development Stage Company) as of September 30, 2000, the related statements of operations, stockholders' deficit, and cash flows for the year then ended and the period from October 20, 1999 (development stage inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ISEmployment.com, Inc. as of September 30, 2000, and the results of its operations and its cash flows for the year then ended and the period from October 20, 1999 (development stage inception) to September 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has a cumulative loss of $221,702 and limited cash resources with which to carry out management's plans. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Levitz, Zacks & Ciceric
San Diego, California
January 11, 2001

                                   - F - 1 -
-------------------------------------------------------------------------------

                            ISEMPLOYMENT.COM, INC.
                 (Formerly Known as Magical Marketing, Inc.)
                         (A Development Stage Company)

                                Balance Sheet
                              September 30, 2000

                       ...ASSETS...

Current Assets:
  Cash                                                     $    2,944
  Due from officers                                             2,515
  Other receivables                                               597
                                                           ----------
      Total assets                                         $    6,056
                                                           ==========

       ...LIABILITIES AND STOCKHOLDERS' DEFICIT...

Current Liabilities:
  Accounts payable                                         $   20,719
  Checks issued in excess of cash in bank                         626
  Loans payable in common stock                               206,413
                                                           ----------
      Total current liabilities                               227,758
                                                           ----------

Stockholders' Deficit:
  Common stock; $.001 par value; 100,000,000 shares
    authorized; 600,000 shares issued and outstanding             600
  Paid-in capital (deficit)                                      (400)
  Receivable for common stock                                    (200)
  Deficit accumulated during the development stage           (221,702)
                                                           ----------
      Total stockholders' deficit                            (221,702)
                                                           ----------
      Total liabilities and stockholders' deficit          $    6,056
                                                           ==========

                See accompanying notes to financial statements



                                   - F - 2 -

-------------------------------------------------------------------------------

                            ISEMPLOYMENT.COM, INC.
                 (Formerly Known as Magical Marketing, Inc.)
                         (A Development Stage Company)

                            Statement of Operations
                       Year Ended September 30, 2000 and
                       the Period from October 20, 1999
              (Date of Development Stage Inception) to September 30, 2000

                                      October 20, 1999
                                     (Development Stage
                                       Inception) to            Year Ended
                                     September 30, 2000     September 30, 2000
                                     ------------------     ------------------
System development costs                 $ 150,537              $ 150,537

General and administrative costs            71,165                 71,165
                                         ---------              ---------

Loss before income taxes                   221,702                221,702



Income taxes                                 -0-                    -0-
                                         ---------              ---------
Net loss                                 $ 221,702              $ 221,702
                                         =========              =========



Basic and diluted loss per share         $   (.25)              $   (.25)
                                         =========              =========



Weighted average basic and diluted
  shares outstanding                       890,908                900,000
                                         =========              =========

                See accompanying notes to financial statements


                                   - F - 3 -

-------------------------------------------------------------------------------

                            ISEMPLOYMENT.COM, INC.
                 (Formerly Known as Magical Marketing, Inc.)
                         (A Development Stage Company)

                      Statement of Stockholders' Deficit

                       Year Ended September 30, 2000 and
                       the Period from October 20, 1999
              (Date of Development Stage Inception) to September 30, 2000

                                                                                            Deficit
                                                                              Receivable  Accumulated
                                                                  Paid-in        for       During the
                                                                  Capital       Common    Development
                             Date        Shares       Amount     (Deficit)      Stock        Stage        Total
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, October 1, 1999
  and October 20, 1999                  1,000,000   $    1,000   $       75   $    -0-     $   (1,075)  $    -0-

Capital Contribution      03/31/2000                                    880                                    880

Merger Transaction        06/30/2000     (400,000)        (400)      (1,355)        (200)       1,075         (880)

Net loss for the
  year ended
  September 30, 2000                                                                         (221,702)    (221,702)
                                       ----------   ----------   ----------   ----------   ----------   ----------
Balance,
  September 30, 2000                      600,000   $      600   $     (400)  $     (200)  $ (221,702)  $ (221,702)
                                       ----------   ----------   ----------   ----------   ----------   ----------

                See accompanying notes to financial statements


                                   - F - 4 -

-------------------------------------------------------------------------------

                            ISEMPLOYMENT.COM, INC.
                 (Formerly Known as Magical Marketing, Inc.)
                         (A Development Stage Company)

                            Statement of Cash Flows

                       Year Ended September 30, 2000 and
                       the Period from October 20, 1999
              (Date of Development Stage Inception) to September 30, 2000

                                      October 20, 1999
                                     (Development Stage
                                       Inception) to            Year Ended
                                     September 30, 2000     September 30, 2000
                                     ------------------     ------------------
Cash flows from operating activities:
  Net loss                               $(221,702)             $(221,702)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:

      System development expenses
        incurred by assumption of
        a related party loan                96,555                 96,555

      System development expenses
        incurred by assumption of
        advances payable                    42,147                 42,147
      Increase in accounts payable          20,719                 20,719
                                         ---------              ---------

Net cash used in operating activities      (62,281)               (62,281)
                                         ---------              ---------



Cash flows from investing activities:

   Payments of amounts due from officers    (2,515)                (2,515)

   Advances to company under common
     ownership                                (597)                  (597)
                                         ---------              ---------

Net cash used in investing activities       (3,112)                (3,112)
                                         ---------              ---------

Cash flows from financing activities:
  Proceeds from loans payable in
    common stock                           206,413                206,413

  Repayment of a related party loan        (96,555)               (96,555)
  Repayment of advances payable            (42,147)               (42,147)
  Checks issued in excess of cash in bank      626                    626
                                         ---------              ---------

Net cash provided by financing activities   68,337                 68,337
                                         ---------              ---------



Net increase in cash                         2,944                  2,944



Cash at beginning of period                  -0-                    -0-
                                         ---------              ---------



Cash at September 30, 2000               $   2,944              $   2,944
                                         =========              =========

Interest paid                            $   -0-                $   -0-
Tax paid                                 $   -0-                $   -0-


SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:



The Company incurred system development expenses by assuming a loan payable to a stockholder's parent in the amount of $96,555 and assuming advances payable in the amount of $42,147. These funds were initially borrowed by the stockholder and an entity related to the Company through common ownership. The funds were expended by these parties in conjunction with the development of the concept, programming, data base and web site that are intended to be used by the Company.

Prior to the merger, the Company's former majority stockholder made a contribution to capital by paying certain Company expenses in the amount of $880.

                See accompanying notes to financial statements


                                   - F - 5 -

-------------------------------------------------------------------------------

                            ISEMPLOYMENT.COM, INC.
                 (Formerly Known as Magical Marketing, Inc.)
                         (A Development Stage Company)
                         Notes to Financial Statements
                         Year Ended September 30, 2000


Note 1.       THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated under the laws of the State of Wyoming on February 27, 1997 as Magical Marketing, Inc. (Magical Marketing). The Company ceased all operating activities during the period from February 27, 1997 to October 20, 1999 and was considered dormant.

On June 30, 2000, ISEmployment.com, Inc. (ISEmployment), a Delaware corporation, and Magical Marketing, merged. Magical Marketing became the surviving corporation and adopted the name ISEmployment.com, Inc. The Company issued 400,000 shares of common stock to the shareholders of the former ISEmployment.com, Inc. corporation and Magical Marketing's majority stockholder canceled his 800,000 shares of common stock in connection with the merger. The merger transaction is accounted for as a reverse acquisition and recorded at historical cost. The 400,000 common share decrease as a result of the merger transaction reflects the exchange of ISEmployment's 2,000,000 shares (Note 5) for 400,000 shares of Company common stock and the retirement of 800,000 shares of Company common stock. If the Company's financial statements were prepared for the period from March 7, 2000, the date of ISEmployment's formation, through September 30, 2000, they would be substantially the same as the accompanying financial statements.

The Company is primarily engaged in raising capital and developing an on-line human resources and recruiting service for the information systems industry.

Prior to the former ISEmployment.com's inception, the stockholders of the former ISEmployment.com, Inc., (who, after the merger, became the Company's President and Chairman of the Board as well as the majority stockholders) and an entity they controlled incurred costs in the development of the concept, data base, software and web site intended for the Company's operations. Management anticipates that subsequent to September 30, 2000, these parties will transfer the rights to the data base, software, web site and other related intangible assets to the Company in exchange for common stock. The Company will record the transfer at the transferors' historical cost basis of the assets.

REVENUE RECOGNITION

Revenue from providing services to customers will be recognized when the services are rendered.

CAPITALIZATION OF INTERNAL-USE SOFTWARE COSTS

During the preliminary project stage, the Company expenses internal and external costs it incurs, or assumes from related parties, to develop internal-use software. During the application development project stage the Company capitalizes such costs and will amortize them on the straight-line method over their expected useful lives.

START-UP COSTS

The Company expenses organization and start-up costs as incurred.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

FOREIGN CURRENCY

The Company generates and expends cash in both U.S. dollars and Canadian dollars. Management believes that the Company's primary economic environment is U.S. dollars.

The Company's financial statements have been prepared on the basis of U.S. dollars, however certain transactions during the year were executed in Canadian dollars. Gains or losses from changes in Canadian dollar to U.S. dollar exchange rates for transactions denominated in Canadian dollars are included in the determination of operating results in the period in which the exchange rate changes. No significant transaction gains or losses were incurred for the year ended September 30, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of any issued, but not yet effective, accounting pronouncements to have a material effect, if any, on its financial position or results of operations.



Note 2.       GOING CONCERN UNCERTAINTY



As shown in the financial statements, the Company has a cumulative loss of $221,702 and $2,944 of cash at September 30, 2000. The Company currently has no sales. Accounts payable and future commitments exceed the Company's cash balance. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these issues include transferring to the Company, in exchange for common stock, the rights to the concept, data base, software, web site and other intangible assets intended for the Company's operations. In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources and financing. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's technology and services and satisfy immediate operating needs; and (2) using common stock to pay for consulting and professional services. Management has been in discussion with various financial resources in securing a firm commitment on financing, but as of the date of the financials no firm commitments have been entered into. In addition, management expects to seek other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Subsequent to September 30, 2000, the Company has raised $72,246 of additional financing (Note 12).



Note 3.       DUE FROM OFFICERS



The Company has advanced funds to its President and Chief Executive Officer from time to time. The advances are non-interest bearing and due on demand.



Note 4.       LOANS PAYABLE IN COMMON STOCK



The Company's loans payable of $206,413 at September 30, 2000, are due and payable once the Company becomes publicly traded on the NASDAQ OTC market. Payment of the balance is to be made by issuing shares of Company common stock at a price of $.85 per share for a total of 242,838 shares. The loans are non-interest bearing.




Note 5.       RECEIVABLE FOR COMMON STOCK

On March 7, 2000, the former ISEmployment.com issued 2,000,000 shares of its common stock in exchange for $200 in receivables. The receivables are non-interest bearing and due on demand. The receivables are carried in the balance sheet as a reduction to common stock.


Note 6.       INCOME TAXES

The Company's provision for income taxes consists of the following:

         Currently payable                         $     -0-
         Deferred taxes                                 75,000
         Valuation allowance                           (75,000)
                                                   -----------

                                                   $     -0-
                                                   ===========



Income tax at the federal statutory rate is reconciled to the Company's actual income tax provision as follows:

         Federal income tax benefit at statutory rate      34%
         Valuation allowance                              (34)
                                                   -----------
                                                            0%
                                                   ===========



The Company's total deferred tax assets at September 30, 2000, consist of $75,000 associated with start-up costs capitalized for income tax purposes offset by a $75,000 valuation allowance. The valuation allowance will be evaluated each year considering evidence about whether the asset will be realized.



Note 7.       LOSS PER SHARE

Basic loss per share is calculated by dividing the net loss to the common shareholders by the weighted average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in earnings of an entity such as convertible debt, stock options and warrants. The Company has loans payable of $206,413 at September 30, 2000, that are payable once the Company becomes publicly traded on the NASDAQ OTC market by issuing shares of the Company common stock at a price of $.85 per share for a total of 242,838 shares. Diluted loss per share is the same as basic loss per share as all contracts to issue shares were anti-dilutive.

For the year ended September 30, 2000, common stock outstanding is adjusted retroactively to equivalent shares as a result of 1,000 for 1 stock split during October 1999.



Note 8.       STOCK SPLIT AND OTHER TRANSACTIONS



On October 20, 1999 the Board of Directors authorized a 1,000 for 1 stock split, and changed the authorized number of shares to 100,000,000 shares and the par value to $.001. As a result of the split, an additional 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect this stock split.

The Company on June 30, 2000 issued 400,000 shares to the prior shareholders of ISEmployment.com, Inc. (pre-merger company) and canceled 800,000 shares of Magical Marketing, Inc. These shares were issued pursuant to the Plan of Reorganization and Merger.



Note 9.       OPERATING LEASE



On June 1, 2000, the Company entered into an agreement to lease office facilities under an operating lease expiring in May 2005. The lease was canceled and the Company forfeited its deposit on the facility.



Note 10.      RELATED PARTY TRANSACTIONS



The Company incurred system development expenses, consisting primarily of salaries for the Company's founders, by assuming a loan payable to a stockholder's parent in the amount of $96,555. These funds were borrowed by the stockholder and an entity related to the Company through common ownership. The funds were expended by these parties in conjunction with the development of the concept, programming, data base and web site that are intended to be used by the Company. The loan was repaid by the Company prior to September 30, 2000.

The Company leases its office facilities from a stockholder on a month-to-month basis. Rent is $938 per month in Canadian dollars or approximately $631 in U.S. dollars at September 30, 2000 exchange rates. Rent expense on this facility for the year ended September 30, 2000 totaled $1,897.

The Company has advanced funds to its officers in the amount of $2,515. The Company lent funds to an entity related through common ownership in the amount of $597. These advances are non-interest bearing and are due on demand.



Note 11.      FAIR VALUE OF FINANCIAL INSTRUMENTS



The carrying value of cash and accounts payable approximates fair value due to their short term nature. The fair value of the loans payable and advances payable are not determinable because quoted market prices are not available and the cost of obtaining an independent valuation is excessive.



Note 12.      SUBSEQUENT EVENTS

FINANCING

Subsequent to September 30, 2000, the Company raised additional funds of $72,246 through loans payable in common stock totaling 84,992 shares. The loans are due and payable once the Company becomes publicly traded on the NASD OTC market.



Note 13.      YEAR 2000 CONVERSION (UNAUDITED)



The Company recognizes the need to ensure its operations will not be adversely impacted by the year 2000 software failures.



The Company's accounting software and certain other applications used in its operations were purchased from outside vendors. Certain web site applications have been developed internally. Management believes that these applications are Year 2000 compliant. As a result, management of the Company does not believe that the Year 2000 issue will have an adverse impact on its financial statements or on its operations.


-------------------------------------------------------------------------------

               ROBISON, HILL & CO., A PROFESSIONAL CORPORATION,
                         Certified Public Accountants

                         INDEPENDENT AUDITOR'S REPORT


Magical Marketing, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Magical Marketing, Inc.
(a development stage company) as of September 30, 1999 and 1998,and the related statements of operations, stockholders' equity, and cash flows for the two years ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magical Marketing, Inc.
(a development stage company) as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the two years ended
September 30, 1999 in conformity with generally accepted accounting principles.

Respectfully submitted
Robison, Hill & Co.


/s/ Robison, Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
November 23, 1999

                                      F-2
-------------------------------------------------------------------------------

                            ISEMPLOYMENT.COM,  INC.

                       (Fka  MAGICAL  MARKETING,  INC.)

                       (A  Development  Stage  Company)

                              BALANCE  SHEETS



                                                        September 30,

                                                      1999         1998
                                                   ----------   ----------

Assets . . . . . . . . . . . . . . . . . . . . . . $     -      $     -

Liabilities

  Accounts Payable                                 $     -      $       50


Shareholders' Equity
  Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 1,000,000 shares at
  September 30, 1999 and 1998  . . . . . . . . . .      1,000        1,000
Paid-In Capital  . . . . . . . . . . . . . . . . .         75         -
Retained Deficit . . . . . . . . . . . . . . . . .     (1,075)      (1,050)
Deficit Accumulated During the
  Development State  . . . . . . . . . . . . . . .       -            -

  Total Stockholders' Equity                             -             (50)

Total Liabilities and
  Shareholders' Equity . . . . . . . . . . . . . . $     -      $     -

The accompanying notes are an integral part of these financial statements.

                                      F-3
-------------------------------------------------------------------------------

                            ISEMPLOYMENT.COM,  INC.

                       (Fka  MAGICAL  MARKETING,  INC.)

                       (A  Development  Stage  Company)

                           STATEMENTS OF OPERATIONS



                                      For the         Cumulative since

                                    Year ended          inception of

                                   September 30,        development
                                  1999       1998          stage
                                --------   --------   ----------------


Revenues                        $   -      $   -          $   -

Expenses                              25         25           -

  Net Loss                      $    (25)  $    (25)      $   -

Basic & Diluted loss per share  $   -      $   -

The accompanying notes are an integral part of these financial statements.

                                      F-4
-------------------------------------------------------------------------------

                            ISEMPLOYMENT.COM,  INC.

                       (Fka  MAGICAL  MARKETING,  INC.)
                       (A  Development  Stage  Company)

                       STATEMENT OF STOCKHOLDERS' EOUITY

                FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                                      Deficit
                                                                                    Accumulated
                                                                                      During
                                      Common Stock         Paid-In      Retained    Development
                                  Shares     Par Value     Capital      Deficit       Stage
                                ----------   ----------   ----------   ----------   ----------

Balance at February 27, 1997

(Inception)                           -      $     -      $     -      $     -      $     -

Net Loss                              -            -            -          (1,025)        -

Balance at September 30, 1997         -            -            -          (1,025)        -

November 4, 1997 Issuance of
Stock for Services and
Payment of Accounts payable          1,000        1,000         -            -            -

Net Loss                              -            -            -             (25)        -

Balance at September 30, 1998
As originally reported               1,000        1,000         -          (1,050)        -

Retroactive adjustment for
1,000 to 1 stock split
October 20, 1999                   999,000         -            -            -            -

Restated balance
October 1, 1998                  1,000,000        1,000         -          (1,050)        -

Capital contributed by
Shareholder                           -            -              75         -            -

Net Loss                              -            -            -             (25)        -

Balance at
September 30, 1999               1,000,000   $    1,000   $       75   $   (1,075)  $     -

The accompanying notes are an integral part of these financial statements.

                                      F-5
-------------------------------------------------------------------------------

                            ISEMPLOYMENT.COM,  INC.

                       (Fka  MAGICAL  MARKETING,  INC.)

                       (A  Development  Stage  Company)

                           STATEMENT OF CASH FLOWS



                                      For the         Cumulative since

                                    Year ended          inception of

                                   September 30,        development
                                  1999       1998          stage
                                --------   --------   ----------------


CASH FLOWS FROM

OPERATING ACTIVITIES:

Net Loss . . . . . . . . . . .   $ (25)     $ (25)         $  -
Increase (Decrease) in
 Accounts Payable  . . . . . .     (50)        25             -
Net Cash Used in
 Operating activities  . . . .     (75)        -              -

CASH FLOWS FROM
INVESTING ACTIVITIES:
Net Cash provided by
 Investing activities  . . . .      -          -              -

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed
 By shareholder  . . . . . . .      75         -              -
Net Cash provided by
 Financing activities . . . . .     75         -              -

Net (Decrease) in
 Cash and Cash Equivalents  . .     -          -              -
Cash and Cash Equivalents
 At Beginning of Period . . . .     -          -              -
Cash and Cash Equivalents
 At End of Period . . . . . . .  $  -       $  -           $  -

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid during the year for:

 Interest . . . . . . . . . . .  $  -       $  -           $  -

 Franchise and income taxes . .  $  -       $  -           $  -

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND

FINANCING ACTIVITIES:  None


The accompanying notes are an integral part of these financial statements.


-------------------------------------------------------------------------------

                            ISEMPLOYMENT.COM,  INC.

                       (Fka  MAGICAL  MARKETING,  INC.)

                       (A  Development  Stage  Company)
                        NOTES TO FINANCIAL STATEMENTS

                FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998





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

Nature of Business

The company has no products or services as of September 30, 1999. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

Loss per Share

The reconciliation of the numerators and denominators of the basic loss per share computations are as follows:


                                      F-7
-------------------------------------------------------------------------------

                                           Income         Shares       Per-Share
                                        (Numerator)   (Denominator)    Amount
                                        ------------   ------------   ---------


For the year ended September 30, 1999:

Basic Loss per Share
Loss to common shareholders             $        (25)     1,000,000   $    -

For the year ended September 30, 1998:

Basic Loss per Share
Loss to common shareholders             $        (25)     1,000,000   $    -

The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 1999 and September 30, 1998 and are thus not considered.



NOTE 2 - INCOME TAXES



As of September 30, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.



NOTE 3 - DEVELOPMENT STAGE COMPANY



The Company has not begun principal operations and as is common with a development stage company, then Company has had recurring losses during its development stage.



NOTE 4 - COMMITMENTS



As of September 30, 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.



NOTE 5 - STOCK SPLIT



On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.


                                      F-8
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISEmployment.com, Inc.
(Registrant)

                                        By: /S/  SCOTT MURRAY
                                            ----------------------------------
                                                 Scott Murray
                                                 Director, Treasurer, and
                                                 Co-Chief Executive Officer
                                                 (Duly authorized officer)

Date: March 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 26, 2001.



ISEMPLOYMENT.COM, INC.


By:  /s/  Scott  Murray
     ------------------

Scott Murray, President, and
signing in his capacity as
principal executive officer, principal
accounting officer and sole director


By:  /s/  Frank  Ulakovich
     ---------------------

Frank Ulakovich, Chief Executive
Officer and director


-------------------------------------------------------------------------------