Form 10QSB
period 2000-12-31
ISEMPLOYMENT COM INC
filed 2001-03-27
CIK 1101367

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

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


                                (519) 258-8318
                             --------------------
                          (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  XX                            No
                     ----                              ----

         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 26, 2001 was 600,000.


===============================================================================

                               TABLE OF CONTENTS

                       PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .   3

         Condensed Balance Sheets as of September 30, 2000
                 and December 31, 2000 (unaudited)  . . . . . . . . .   3

         Condensed Statements of Operations
                 for the Three Month Period Ended
                 December 31, 2000 and 1999 (unaudited) . . . . . . .   4

         Condensed Statements of Cash Flows
                 for the Three Month Period Ended
                 December 31, 2000 and 1999  (unaudited)  . . . . . .   5

         Notes to Unaudited Condensed Financial Statements  . . . . .   6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . .   8



                        PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . .  10

ITEM 2.  CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . .  10

ITEM 5 OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . .  10


INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . .  11


                                    -  2 -
===============================================================================

                                    PART I


ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to ISEMPLOYMENT.COM, INC. (formerly known as Magical Marketing, Inc.), a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2000 and statements of operations and statements of cash flows for the three months ended and the comparable period for the preceding year.


                            ISEMPLOYMENT.COM, INC.
                        (A Development Stage Company)

                           Condensed Balance Sheets
                                             December 31,     September 30,
                                                2000              2000
                                              =========         =========
                                             (Unaudited)
                   ASSETS

Current Assets:
     Cash                                     $    -            $   2,944
                                              ---------         ---------
          Total current assets                     -                2,944

Due from officers                                 4,602             2,515
Related party receivables                        38,660               597
                                              ---------         ---------

          Total assets                        $  43,262         $   6,056
                                              =========         =========


    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                         $  21,159         $  20,719
     Overdraft                                      891               626
     Loans payable                              278,979           206,413
                                              ---------         ---------
          Total current liabilities             301,029           227,758
                                              ---------         ---------

Stockholders' Deficit:
     Common stock; $.001 par value;
       100,000,000 shares authorized;
       600,000 shares issued
       and outstanding                              600               600
     Paid in capital                               (400)             (400)
     Subscription receivable                       (200)             (200)
     Deficit accumulated during the
       development stage                       (257,767)         (221,702)
                                              ---------         ---------
          Total stockholders' deficit          (257,767)         (221,702)
                                              ---------         ---------

          Total liabilities
            and stockholders' deficit         $  43,262         $   6,056
                                              =========         =========

                See accompanying notes to financial statements

                                    -  3 -
===============================================================================

                            ISEMPLOYMENT.COM, INC.
                        (A Development Stage Company)

                      Condensed Statement of Operations
                                 (Unaudited)

                                                             Cumulative From
                                   For the Three Months     (October 20, 1999)
                                           Ended               Development
                                        December 31,              Stage
                                   ---------------------    Inception through
                                      2000        1999      December 31, 2000
                                   ---------   ---------   -----------------
   Revenues                        $    -      $    -          $    -
                                   ---------   ---------       ---------

   Expenses
     System development costs         15,136        -            165,673
     General and administrative       20,929         930          92,094
                                   ---------   ---------       ---------

       Net Loss                    $  36,065   $     930       $ 257,767
                                   =========   =========       =========

   Basic & diluted loss per share  $    .06    $    -          $    .31
                                   =========   =========       =========
Weighted average basic and diluted
Shares outstanding                   600,000   1,000,000         828,570
                                   =========   =========       =========

                See accompanying notes to financial statements

                                    -  4 -
===============================================================================

                            ISEMPLOYMENT.COM, INC.
                        (A Development Stage Company)

                      Condensed Statement of Cash Flows
                                 (unaudited)

                                                              Cumulative From
                                     For the Three Months    (October 20, 1999)
                                             Ended              Development
                                          December 31,             Stage
                                     ---------------------   Inception through
                                        2000        1999     December 31, 2000
                                     ---------   ---------  -----------------
Cash flows from operating activities:

  Net loss                           $ (36,065)  $    (930)     $(257,767)

  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    System development expenses
      incurred by the assumption
      of a related party loan
      and advances payable                -           -           138,702
    Increase in accounts payable           440        -            21,159
                                     ---------   ---------      ---------

      Net cash used in
      operating activities             (35,625)       (930)       (97,906)
                                     ---------   ---------      ---------


Cash flows from investing activities:
  Payments due officers,(net)           (2,087)       -            (4,602)
  Advances to company under
    common ownership                   (38,063)       -           (38,660)
                                     ---------   ---------      ---------

      Net cash used in
      investing activities             (40,150)       -           (43,262)
                                     ---------   ---------      ---------


Cash flow from financing activities:
  Proceeds from loans payable           72,566        -           278,979
  Repayment of related party loan         -           -           (96,555)
  Repayment of advances payable           -           -           (42,147)
  Checks issued in excess of cash          265        -               891
  Capital contribution by
    shareholders                          -            930           -
                                     ---------   ---------      ---------
      Net cash provided by
      financing activities              72,831         930        141,168
                                     ---------   ---------      ---------

      Decrease in cash                  (2,944)       -              -

Cash at beginning of period              2,944        -              -
                                     ---------   ---------      ---------

Cash at end of period                $    -      $    -         $    -
                                     =========   =========      =========

                See accompanying notes to financial statements

                                    -  5 -
===============================================================================

                            ISEMPLOYMENT.COM, INC.
                        (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                            As of December 31, 2000


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

Interim Reporting

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. The condensed balance sheet at September 30, 2000 was derived from the audited balance sheet at that date which is not presented herein. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000. The unaudited statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results for the year ending September 30, 2001.

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

Nature of Business

         The Company has no products or services that were available as of December 31, 2000. The Company is primarily engaged in raising capital and developing an online human resources and recruiting service for the information systems industry.

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
===============================================================================

                            ISEMPLOYMENT.COM, INC.
                        (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                            As of December 31, 2000


NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun its principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.


NOTE 4 - RELATED PARTY RECEIVABLES

         The Company has loaned monies in the amount of $38,660 to a related party. These funds were borrowed by an entity related to the Company through common ownership. The receivable is non-interest bearing and due on demand.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

        The Company entered into a five-year lease for office facilities on June 1, 2000. The lease was canceled and the Company forfeited its deposit on the facility.

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


NOTE 6 - STOCK SPLIT AND OTHER TRANSACTIONS

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


NOTE 7 - CAPITAL RESOURCES

         To date, the Company's cash requirements have exceeded its cash flow from operations. The Company historically has satisfied cash requirements through borrowings.

         The Company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. The Company believes that it has insufficient cash resources to fund the Company's operations through fiscal 2001. The Company as of December 31, 2000 did not have any current arrangements or commitments for any future financing. The Company may not be able to obtain sufficient financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back, which could have a material adverse effect on its business, financial condition and results of operations.

                                    -  7 -
===============================================================================

                            ISEMPLOYMENT.COM, INC.
                        (A Development Stage Company)


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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999.

         The Company had no sales or sales revenues for the three months ended December 31, 2000 or 1999 due to its development stage operations in 2000 and dormant status in 1999. On June 30, 2000 the Company acquired a business entity providing Internet based employment solutions. All expenses were incurred in developing new technology for web-design, in which the Company expects to bring to market in the near future.

         The Company recorded a net loss of $36,065 for the three months ended December 31, 2000 compared to a loss of $930 for the same period in 1999. The loss for 2000 consisted of $15,136 in system development costs and $20,929 in general and administrative costs in conducting the business development. The Company has incurred significantly more general and administrative expenses in the past three months relative to its activities in going public and staffing for future business.

                                    -  8 -
===============================================================================

                            ISEMPLOYMENT.COM, INC.
                        (A Development Stage Company)


CAPITAL RESOURCES AND LIQUIDITY

         As of December 31, 2000, the Company had total current assets of $0 and total assets of $43,262 as compared to $2,944 of current assets and $6,056 of total assets at September 30, 2000. The Company is actively pursuing various financing sources to provide the necessary capital for its expansion plans. The Company has secured financing from unrelated parties on a short term borrowing of $278,979. The Company is pursuing further financing opportunities to further the Company's business plan and the development of the product and its implementation.

         Net stockholders' deficit in the Company was $257,767 as of December 31, 2000.

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
===============================================================================

                            ISEMPLOYMENT.COM, INC.
                        (A Development Stage Company)

                           PART II-OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by reference.

(b) The Company on June 30, 2000 merged with ISEmployment.com, Inc. and filed a change in control of the Registrant on Form 8-K.

                                    - 10 -
===============================================================================

                            ISEMPLOYMENT.COM, INC.
                        (A Development Stage Company)

                                  SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March 2001.

ISEmployment.com, Inc.



/s/      Scott Murray
    --------------------------
    Scott Murray                                               March 26, 2001
    President/CFO and Director


                                    - 11 -
===============================================================================

                                 EXHIBIT INDEX

Exhibit No.      Page No.        Description
   27              13            Financial Data Schedule "CE"

                                    - 12 -
===============================================================================