Form 10QSB
period 2001-03-31
ISEMPLOYMENT COM INC
filed 2001-07-12
CIK 1101367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

      The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2001 was 600,000.

                  Transitional Small Business Disclosure Format

                       Yes                            No  XX
                       ---                            ---

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of September 30, 2000
         and March 31, 2001 (unaudited)....................................    3

         Condensed Statements of Operations
         for the Six Month Period Ended
         March 31, 2001 and 2000 (unaudited)...............................    4

         Condensed Statements of Cash Flows
         for the Six Month Period Ended
         March 31, 2001 and 2000 (unaudited)...............................    5

         Notes to Unaudited Condensed Financial Statements.................    6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..............................    8



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................   10

ITEM 2.  CHANGES IN SECURITIES.............................................   10

ITEM 5 OTHER INFORMATION...................................................   10


ITEM 1.  FINANCIAL STATEMENTS

         As used herein,  the term "Company"  refers to  ISEMPLOYMENT.COM,  INC.
(formerly known as Magical Marketing, Inc.), a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations and statements of cash flows for the six months ended and the comparable period for the preceding year.

                             ISEMPLOYMENT.COM, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                         March 31,      September 30,
                                                             2001             2000
                                                       =============    =============
                                                        (UNAUDITED)
                              ASSETS

Current Assets:
Cash                                                            --              2,944
Due from Officers                                               --              2,515
Fixed Assets                                                   2,388
Related Party Receivables                                     38,835              597
Other Assets                                                     353             --
                                                       -------------    -------------

                  Total assets                         $      41,576    $       6,056
                                                       =============    =============

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
         Accounts Payable                              $      49,865    $      20,719
         Overdraft                                               782              626
         Due to Officers                                      15,403             --
         Loans Payable                                       312,092          206,413
                                                       -------------    -------------

                  Total current liabilities                  378,142          227,758
                                                       -------------    -------------

Stockholders' Deficit:
         Common stock; $.001 par value;
         100,000,000 shares authorized;
         600,000 and 1,000,000 shares issued
         and outstanding                                         600              600
Paid in Capital (deficit)                                       (400)            (400)
Receivable for common stock                                     (200)            (200)
Deficit accumulated during the
development stage                                           (336,566)        (221,702)
                                                       -------------    -------------

         Total stockholders' deficit                        (336,566)        (221,702)
                                                       -------------    -------------
         Total liabilities
            and stockholders' deficit                  $      41,576    $       6,056
                                                       =============    =============



                 See accompanying notes to financial statements


                             ISEMPLOYMENT.COM, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Cumulative From
                                     For the Six Months Ended   (October 20, 1999)
                                             March 31,          Development Stage
                                                                Inception through
                                        2001          2000        March 31, 2001
                                     ----------    ----------   ------------------
Revenues                             $     --      $     --         $     --
                                     ----------    ----------       ----------

Expenses
  System development costs               35,055          --            185,592
  General and Administrative             79,809           880          150,974
                                     ----------    ----------       ----------

         Net Loss                    $  114,864    $      880       $  336,566
                                     ==========    ==========       ==========

Basic & Diluted loss per share       $      .19    $     --         $      .42
                                     ==========    ==========       ==========

Weighted average basic and diluted
Shares outstanding                      600,000     1,000,000          792,425
                                     ==========    ==========       ==========





                 See accompanying notes to financial statements


                             ISEMPLOYMENT.COM, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Cumulative From
                                                                      (October 20, 1999)
                                          For the Six Months ended    Development Stage
                                                                      Inception through
                                          March 31,      March 31,        March 31,
                                            2001           2000             2001
                                          ---------      ---------    ------------------

Cash flows from operating activities:
         Net loss                         $(114,864)     $    (880)       $(336,566)

Adjustments to reconcile net loss to
net cash used in operating activities
  System development expense
    Incurred by assumption of a related
     party loan and advances payable           --             --            138,702
  Other assets                                 (353)          --               (353)
  Increase in accounts payable               26,758           --             47,477
                                          ---------      ---------        ---------

 Net cash used in operating activities      (88,459)          (880)        (150,740)
                                          ---------      ---------        ---------

Cash flows from investing activities:
    Payments of  amount due from
    officers, (net)                           2,515           --               --
    Advances to related party               (38,238)          --            (38,835)
                                          ---------      ---------        ---------
         Net cash used in investing
         activities                         (35,723)          --            (38,835)
                                          ---------      ---------        ---------

Cash flows from financing activities:
   Due to officers                           15,403           --             15,403
  Proceeds from loans payable               105,679           --            312,092
  Repayment of a related party loan            --             --            (96,555)
   Repayment of advances payable               --             --            (42,147)
  Checks issued in excess of Cash in
   Bank                                         156           --                782
  Capital contribution by shareholder          --              880             --
                                          ---------      ---------        ---------
  Net cash provided by financing
   Activities                               121,238            880          189,575
                                          ---------      ---------        ---------

  Decrease in cash                           (2,944)          --               --
Cash at beginning of period                   2,944           --               --
                                          ---------      ---------        ---------

Cash at end of period                     $    --        $    --          $    --
                                          =========      =========        =========


                 See accompanying notes to financial statements

                             ISEMPLOYMENT.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 2001


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

Interim Reporting

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. The condensed balance sheet at September 30, 2000 was derived from the audited balance sheet at that date which is not presented herein. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000. The unaudited statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results for the year ending September 30, 2001.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on February 27, 1997. The Company ceased all operating activities during the period from February 27, 1997 to October 20, 1999 and was considered dormant. On June 30, 2000, ISEmployment.com, Inc. (ISEmployment), a Delaware corporation, and Magical Marketing, Inc. (Magical Marketing) merged. Magical Marketing became the surviving corporation and adopted the name ISEmployment.com, Inc. The Company issued 400,000 shares of common stock to the shareholders of the former ISEmployment.com, Inc. corporation and the Company's majority stockholder cancelled his 800,000 shares of common stock upon the merger.

Nature of Business

         The Company has no products or services that were available as of March 31, 2001. The Company is primarily engaged in raising capital and developing an online human resources and recruiting service for the information systems industry.

Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                             ISEMPLOYMENT.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 2001


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


NOTE 4 - RELATED PARTY RECEIVABLES

         The Company has loaned monies in the amount of $38,835 to a related party. These funds were borrowed by an entity related to the Company through common ownership. The receivable is non-interest bearing and due on demand.


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

                             ISEMPLOYMENT.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              As of March 31, 2001


NOTE 6 - STOCK SPLIT AND OTHER TRANSACTIONS

         On October 20, 1999, the Board of Directors authorized a 1,000 for 1 stock split, and changed the authorized number of shares to 100,000,000 shares and the par value to $.001. As a result of the split, an additional 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 have been restated to reflect the stock split.

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

         The Company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. The Company believes that it has insufficient cash resources to fund the Company's operations through fiscal 2001. The Company as of March 31, 2001 did not have any current arrangements or commitments for any future financing. The Company may not be able to obtain sufficient financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back, which could have a material adverse effect on its business, financial condition and results of operations.

NOTE 8 - SUBSEQUENT EVENTS

         On June 19, 2001, the Company purchased all rights to certain software developed by a company wholly owned by the Company's Co-Chief Executive Officers in exchange for one million five hundred thousand shares of Company common stock. This software was developed prior to the formation of the original ISEmployment.com and its merger with Magical Marketing, Inc. and was developed to be a part of the Company's recruiting data base and web site. The Company will record the transfer at the transferors' historical cost basis of the assets which is currently estimated to approximate zero.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000.

         The Company had no sales or sales revenues for the six months ended March 31, 2001 or 2000 due to its development stage operations in 2001 and dormant status in 2000. On June 30, 2000, the Company acquired a business entity providing Internet based employment solutions. All expenses were incurred in developing new technology for web-design and general & administrative expenses.

         The Company recorded a net loss of $114,864 for the six months ended March 31, 2001 compared to a loss of $880 for the same period in 2000. The loss for 2001 consisted of $35,055 in system development costs, $79,809 in general and administrative costs while conducting the business development. The Company has incurred significantly more general and administrative and professional fees expenses in the past six months relative to its activities in going public.

CAPITAL RESOURCES AND LIQUIDITY

         As of March 31, 2001, the Company had total assets of $ 41,576 as compared to $0 of total assets at March 31, 2000. The Company is actively pursuing various financing sources to provide the necessary capital for its expansion plans. The Company has secured financing from unrelated parties on a short term borrowing of $312,092. The Company is pursuing further financing opportunities to further the Company's business plan and the development of the product and its implementation.

         Net stockholders' deficit in the Company was $336,566 as of March 31, 2001.

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

      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.


ITEM 5.  OTHER INFORMATION

      None.


ITEM 6.  EXHIBITS

(a)   None.

(b)   None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ISEmployment.com, Inc.


                                                     /s/ Scott Murray
                                                     ---------------------------
                                                     Scott Murray
                                                     President/CFO and Director


July 11, 2001