Form 10QSB
period 2001-06-30
ISEMPLOYMENT COM INC
filed 2001-09-25
CIK 1101367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[ ]  Transition   report  under Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 for the transition period from ____________ to ____________


                        Commission file number: 000-28611
                                    ---------


                             ISEMPLOYMENT.COM, INC.
                             ----------------------
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

     The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2001 was 2,100,000.

                  Transitional Small Business Disclosure Format

                            Yes                     No XX
                            ---                     ---

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of June 30, 2001
         and September 30, 2000 (unaudited)....................................3

         Condensed Statements of Operations
         for the Nine Month and Three Month Periods Ended
         June 30, 2001 and 2000 (unaudited)....................................4

         Condensed Statements of Cash Flows
         for the Nine Month Periods Ended
         June 30, 2001 and 2000 (unaudited)....................................5

         Notes to Unaudited Condensed Financial Statements.....................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................8



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................10

ITEM 2.  CHANGES IN SECURITIES................................................10

ITEM 5.  OTHER INFORMATION....................................................10


ITEM 1.  FINANCIAL STATEMENTS

     As used  herein,  the  term  "Company"  refers  to  ISEMPLOYMENT.COM,  INC.
(formerly known as Magical Marketing, Inc.), a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001 and statements of operations and statements of cash flows for the nine months ended and the comparable period for the preceding year.



                             ISEMPLOYMENT.COM, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets
                                   (UNAUDITED)

                                                               June 30,     September 30,
                                                                2001            2000
                                                               ---------    -------------


                                     ASSETS

Current Assets:
Cash                                                          $    --         $   2,944
                                                              ---------       ---------

                           Total current assets                    --             2,944

Due from Officers                                                  --             2,515
Fixed Assets                                                      2,388
Related Party Receivables                                        38,835             597
Other Assets                                                        353            --
                                                              ---------       ---------
                           Total assets                       $  41,576       $   6,056
                                                              =========       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
         Accounts Payable                                     $  95,766       $  20,719
         Overdraft                                                  966             626
         Due to Officers                                         40,403            --
         Loans Payable                                          348,418         206,413
                                                              ---------       ---------
                           Total current liabilities            485,553         227,758
                                                              ---------       ---------

Stockholders' Deficit:
         Common stock; $.001 par value;
         100,000,000 shares authorized;
         2,100,000 and 600,000 shares issued
         and outstanding                                           2100             600
Paid in Capital (deficit)                                         (1900)           (400)
Receivable for common stock                                        (200)           (200)
Deficit accumulated during the
development stage                                              (443,977)       (221,702)
                                                              ---------       ---------
                  Total stockholders' deficit                  (443,977)       (221,702)
                                                              ---------       ---------

                  Total liabilities
                    and stockholders' deficit                 $  41,576       $   6,056
                                                              =========       =========


                 See accompanying notes to financial statements


                             ISEMPLOYMENT.COM, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 Cumulative From
                               For the Nine Months       For the three Months   (October 20, 1999)
                                      Ended                     Ended           Development Stage
                                     June 30,                  June 30          Inception Through
                                2001         2000         2001         2000      June 30, 2001
                             ----------   ----------   ----------   ----------  -----------------


Revenues                     $     --     $     --     $     --     $     --       $     --
                             ----------   ----------   ----------   ----------     ----------

Expenses
  System development costs       35,055      126,874         --         72,725        185,592
  General and
  administrative                187,220       27,498      107,411        6,800        258,385
                             ----------   ----------   ----------   ----------     ----------

         Net Loss            $  222,275   $  154,372   $  107,411   $   79,525     $  443,977
                             ==========   ==========   ==========   ==========     ==========

Basic & Diluted loss
per share                    $      .34   $      .15   $      .14   $      .08     $      .56
                             ==========   ==========   ==========   ==========     ==========

Weighted average
basic and diluted
Shares outstanding              660,439    1,000,000      781,319    1,000,000        790,791
                             ==========   ==========   ==========   ==========     ==========




                 See accompanying notes to financial statements


                             ISEMPLOYMENT.COM, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Cumulative From
                                                                       (October 20, 1999)
                                          For the Nine Months ended    Development Stage
                                                                       Inception through
                                          June 30,      June 30,           June 30,
                                            2001         2000               2001
                                          ---------    ---------       -----------------


Cash flows from operating activities:
Net loss                                  $(222,275)   $(154,372)         $(443,977)

Adjustments to reconcile net loss to
net cash used in operating activities:
  System development expense
    Incurred by assumption of a related
     party loan and advances payable           --        138,702            138,702
  Other assets                                 (353)         479               (353)
  Increase in accounts payable               72,659        2,200             93,378
  Increase in deposit                          --         (8,442)              --
                                          ---------    ---------          ---------


 Net cash used in operating activities     (149,969)     (21,433)          (212,250)
                                          ---------    ---------          ---------

Cash flows from investing activities:
    Payments of amount due from
    officers, (net)                           2,515         --                 --
    Advances to related party               (38,238)        --              (38,835)
                                          ---------    ---------          ---------

         Net cash used in investing
         activities:                        (35,723)        --              (38,835)
                                          ---------    ---------          ---------

Cash flows from financing activities:
   Due to officers                           40,403         --               40,403
  Proceeds from loans payable               142,005      118,311            348,418
  Repayment of a related party loan            --        (96,555)           (96,555)
   Repayment  of advances payable              --           --              (42,147)
  Checks issued in excess of Cash in
   Bank                                         340         --                  966
  Capital contribution by shareholder          --            880               --
                                          ---------    ---------          ---------

  Net cash provided by financing
   Activities                               182,748       22,636            251,085
                                          ---------    ---------          ---------

Increase (Decrease) in cash                  (2,944)       1,203               --
Cash at beginning of period                   2,944         --                 --
                                          ---------    ---------          ---------

Cash at end of period                     $    --      $   1,203          $    --
                                          =========    =========          =========



                 See accompanying notes to financial statements

                             ISEMPLOYMENT.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               As of June 30, 2001

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

Interim Reporting

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. The condensed balance sheet at September 30, 2000 was derived from the audited balance sheet at that date which is not presented herein. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000. The unaudited statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results for the year ending September 30, 2001.

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

Nature of Business

     The Company has no products or services that were available as of June 30, 2001. The Company is primarily engaged in raising capital and developing an online human resources and recruiting service for the information systems industry.

Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                             ISEMPLOYMENT.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               As of June 30, 2001

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

                             ISEMPLOYMENT.COM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               As of June 30, 2001

NOTE 6 - STOCK SPLIT AND OTHER TRANSACTIONS

     On October 20, 1999 the Board of Directors authorized a 1,000 for 1 stock split, and changed the authorized number of shares to 100,000,000 shares and the par value to $.001. As a result of the split, an additional 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

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

     The Company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. The Company believes that it has insufficient cash resources to fund the Company's operations through fiscal 2001. The Company as of June 30, 2001 did not have any current arrangements or commitments for any future financing. The Company may not be able to obtain sufficient financing to satisfy its cash requirements. The Company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the Company is unable to obtain additional financing when needed, it may be required to delay or scale back, which could have a material adverse effect on its business, financial condition and results of operations.

NOTE 8 - Purchase From Related Party

     On June 19, 2001, the Company purchased all rights to certain software developed by a company wholly owned by the Company's Co-Chief Executive Officers in exchange for one million five hundred thousand shares of Company common stock. This software was developed prior to the formation of the original ISEmployment.com and its merger with Magical Marketing, Inc. and was developed to be a part of the Company's recruiting data base and web site. The Company recorded the transfer at transferors' historical cost basis of the assets which approximates zero.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     As used herein the term "Company" refers to ISEmployment.com, Inc., a Wyoming corporation and its predecessors, unless the context indicates otherwise throughout this report.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000.

     The Company had no sales or sales revenues for the nine months ended June 30, 2001 or 2000 due to its development stage operations. On June 30, 2000 the Company acquired a business entity providing Internet based employment solutions. All expenses were incurred in developing new technology for web-design and general & administrative expenses.

     The Company recorded a net loss of $222,275 for the nine months ended June 30, 2001 compared to a loss of $154,372 for the same period in 2000. The loss for 2001 consisted of $35,055 in system development costs and $187,220 in general and administrative costs while conducting the business development. The Company has incurred significantly more general and administrative and professional fees expenses in the past nine months due to its activities in going public.

CAPITAL RESOURCES AND LIQUIDITY

     As of June 30, 2001, the Company had total assets of $ 41,576 as compared to $6,056 of total assets at September 30, 2000. The Company is actively pursuing various financing sources to provide the necessary capital for its expansion plans. The Company has secured financing from unrelated parties on a short term borrowing totaling $348,418. The Company is pursuing further financing opportunities to further the Company's business plan and the development of the product and its implementation.

     Net stockholders' deficit in the Company was $443,977 as of June 30, 2001.

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

Until 90 days after the effective date, all dealers that effect transactions in these shares, whether or not participating in this offering, may be required to deliver a prospectus. This is in addition to the dealers' obligation to deliver a prospectus when acting as underwriters and with respect to their unsold allotments or subscriptions.

No dealer, sales representative or any other person has been authorized to give any information or to make any representations in connection with the offering described in this prospectus other than those contained in this prospectus, and, if given or made, such information or representations must not be relied upon as having been authorized by ISEmployment.com, Inc. Neither the delivery of this prospectus nor any sale made pursuant to this prospectus shall, under any circumstances, create any implication that there has been no change in the affairs of ISEmployment.com, Inc. since the date of this prospectus or that the information contained in it is correct as of any time subsequent to its date.

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

                                ISEmployment.com, Inc.


                                /s/ Scott Murray
                                --------------------------
                                Scott Murray
                                President/CFO and Director




September 24, 2001