Form 10KSB
period 2001-09-30
ISEMPLOYMENT COM INC
filed 2002-03-11
CIK 1101367

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission file number 000-28611

                             ISEMPLOYMENT.COM, INC.
             -------------------------------------------------------
                     (Name of small business in its charter)

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

Issuer's Telephone Number (519)-258-8318
                          --------------

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenue for the year ended September 30, 2001 was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 25, 2002, was $685,000.

As of February 25, 2002, there were 2,578,238 shares of the registrant's common stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                          See the Exhibit Index hereto.


PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         ISEmployment.com, Inc. as of September 30, 2001 had not engaged in any operations other than organizational and development matters. ISEmployment.com is an Internet based development stage company, which will provide human resources and recruiting services on-line. ISEmployment.com's site will differentiate itself from other employment-related sites by creating a virtual human resources center and a virtual recruitment and selection system. ISEmployment.com's targeted market will be providing its services to United States corporations, which are recruiting information systems professionals.

         The company is a "small business issuer" for purposes of disclosure and filings under the Securities Act of 1933 and the Securities Act of 1934.

BUSINESS

         ISEmployment.com is a development stage company, which will provide on-line human resources and recruiting services for the Information Systems industry. ISEmployment.com's website and on-line service is anticipated to be operational by the 30th of June 2002. ISEmployment.com's on-line human resources and recruiting services specifically addresses the tight labor market in the United States for Information System Professionals and also provides a cost effective mechanism for employers to access the relative abundance of qualified foreign candidates. This service is different from the job and resume posting sites currently available on the Internet by providing virtual human resources center and a virtual recruitment and selection system. The system also contains an advance module that simplifies the hiring of foreign workers.

         ISEmployment.com's site is a virtual human resource site designed to automate the recruiting and selection process. Our site requires the candidate to input their personal information, which includes name, address, and location preference, wage expectancy and job position sought. A candidate is required to detail his or her hardware and software experience, showing both years experience as well as age of experience. This information is gathered by a precise technical application, a project resume and a section, which allows the candidate to "paste" their version of their resume (candidates' resumes will be searched using a "keyword" search application). The candidate will then be required to complete a soft skill evaluation section of the database. This section will allow the potential employer a brief insight into the candidate's personality. The system will then ask the candidate to input three work-related references that will be verified by ISEmployment.com's human resources assistants. Once completed, the reference checks will be available for potential employers to view on-line. If applicable, the candidate will be asked to fill out the immigration questionnaires that will be presented as a form letter once the process is complete. The pre-immigration screen will cover questions related to inadmissibility issues, such as prior arrests, convictions and refused entry into the United States of America. This visa assistance is only for TN (NAFTA) visas only. If the candidate requires additional information or immigration assistance, they will be linked automatically to approved immigration lawyers. Once the data is entered into the database, one of ISEmployment.com's human resources assistants will contact the candidate to check for truth and accuracy. Once this is completed, the information becomes active in the database and the applicant will be allowed to modify the application as time goes on. The system will automatically e-mail each candidate every fifteen days, requesting his or her status and availability.

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

         ISEmployment.com will also offer an "hr tools" section, which will allow registered users access to chat sessions and human resource links. The chat sessions will run at posted intervals and will offer free advice on current human resource issues, including such issues as immigration, recruiting and relocation. An accredited professional in the field will head each chat session. The "hr tools" will offer the candidate numerous help pages like the dos and don'ts of interviews, salary calculators and relocation information.

         ISEmployment.com is currently looking into the feasibility of becoming an "Application Service Provider" in the market place. An "ASP" is a company that runs software for other companies on centralized servers. This consideration will be dependent on our perception of the current market and if there is a current market demand to be fill with a new product.

HISTORY

         Messrs. Murray and Ulakovich founded ISEmployment.com on March 7, 2000. Messrs. Murray and Ulakovich both have backgrounds in the traditional recruitment and placement industry and determined there was an opportunity to provide such services on-line. On June 30, 2000, ISEmployment.com and Magical Marketing, Inc., a "blank check" company, merged in a share exchange that resulted in Magical Marketing acquiring all of the issued outstanding capital stock of ISEmployment.com for an aggregate of 400,000 shares of Magical Marketing. In connection with the merger, Magical Marketing changed its name to ISEmployment.com, Inc.

COMPETITION

         The market for online recruiting services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new web sites and add content at relatively low costs within relatively short time periods. We expect competition to persist and intensify and the number of competitors to increase significantly in the future. We compete against other online recruiting services, such as Monster.com, Headhunter.net, Career Path and Career Mosaic, as well as corporate Internet sites, and not-for-profit web sites operated by individuals, educational institutions and governments. In addition to this online competition, we compete against a variety of companies that provide similar content through one or more media, such as classified advertising, radio and television. Many of our current and potential competitors, including those mentioned above, have significantly greater financial, technical and marketing resources, longer operating histories, better name recognition and more experience that we do. Many of our competitors also have established relationships with employers, recruiters and other job posters. To compete successfully, we must attract employers, recruiters and job seekers, and generate fees. The competitive factors attracting employers, recruiters and job seekers to our web site include the quality of presentation and the relevance, timeliness, depth and breadth of recruiting information and services offered on, and the ease of use of, our web site. Our competitors' services may be sufficiently attractive to employers, recruiters and job seekers to dissuade them from using our web site. If we are unable to attract a significant number of employers, recruiters and job seekers to our web site, our business, financial condition and results of operation will suffer.

THE MARKET

         The Internet is an increasingly significant global medium for communications, content and commerce. Growth in Internet usage has been fueled by a number of factors, including the availability of a growing number of useful products and services, the large and growing installed base of personal computers in the workplace and home, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier and cheaper access to the Internet and increased awareness of the Internet among businesses and consumers.

         The increasing functionality, accessibility and overall usage of the Internet and online services have made them an attractive commercial medium. Thousands of companies have created corporate websites that feature information about their product offerings and advertise employment opportunities. Through the web, Internet content providers are able to deliver timely personalized content in a manner not possible through traditional media. Internet content can be continuously updated, distributed to a large number of consumers on a real-time basis, and accessed by users at any time. Industry publications indicate that the historical and projected adoption of online/Internet services represents a faster rate of penetration than occurred with traditional media, such as radio, broadcast television and cable television.

         For job seekers, online recruiting can provide the ability to rapidly and more easily build, update and distribute their resumes, conduct job searches and gather information about employers. Online recruiting can also help to reduce the time of a job search by permitting job seekers to define their specific job needs and be contacted automatically when desired jobs become available. Online recruiting is also proving to be attractive to employers and recruiters because job seekers anywhere in the world at anytime and more cost effectively than print media can access online job advertisements. Forrester Research estimates that online spending by employers for recruitment will grow from $1.2 billion in 2000 to $7.1 billion in 2005.

GROWTH STRATEGY

         ISEmployment.com's objective is to be one of the leading providers of online recruiting services to employers and recruiters, especially within the information systems niche of that field. The industry is currently served by a small number of on-line systems that are interactively passive and have limited capability. In contrast, ISEmployment.com's system is an advanced search engine with a unique immigration function that will allow employers to access additional qualified candidates. In addition to providing an advanced search engine, the key elements of ISEmployment.com's strategy are the following:

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

Promote and Enhance Web Site Functionality.

         We intend to make the process of posting and searching job opportunities on our web site easier and faster by increasing the usability and functionality of our web site. With the re-launch of our web site planned for June 2002 we expect to create this ease of use for our customers.

Develop Strategic Relationships.

         We will enter into and evaluate strategic relationships as a means to increase traffic to our web site, enhance visibility of job opportunities, increase awareness of the ISEmployment.com brand, and provide marketing and cross-promotional opportunities

EMPLOYEES

         ISEmployment.com currently has 2 employees. ISEmployment.com relies heavily on its current officers in operating and management of its business.

RISK FACTORS

         An investment in our shares involves a high degree of risk. The achievement of our business objectives is subject to a number of market and other factors beyond our control, and our future prospects are speculative.

We have no operating history or any revenues or earnings from operations. We have no significant assets or financial resources.

         We have operated at a loss to date and will, in all likelihood, continue to have operating expenses without corresponding revenues. We have had losses since our inception and we are likely to have losses for the foreseeable future, raising doubts about our ability to continue as a company.

We have had losses since our inception.

         We currently have no sales and the accounts payable and future commitments exceed our cash balance. We have a working capital deficit of $482,219. It is likely that we will continue to lose money for the foreseeable future. These factors raise substantial doubt about our ability to continue as a company. In order to continue as a company, develop and commercialize our technology and achieve a profitable level of operations, we will need additional capital or financing. If we fail to obtain additional capital or financing on reasonable terms to achieve our business plan, you may lose your investment.

We face significant competition from competitors who have significantly greater financial resources.

         While we provide a "total solution" content program at our Internet site, many of these competitors offer one or more Internet sites with information products similar to individual items we will provide over the Internet; and many of these competitors may have significantly greater financial resources than we do. These financial resources could be deployed to more aggressively compete on the Internet or through more traditional media, to our disadvantage, at any time.

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

         We expect almost all of our future revenue to come from services we will offer over the Internet. The business use of the Internet is still in its infancy, and it is possible that the Internet may not prove to be a viable commercial marketplace. Known issues in this regard include inadequate development of Internet infrastructure to date, competing technology, delays in the development of new standards and protocols required for handling increased Internet activity and the possibility of significant government regulation (locally, nationally and internationally). Moreover, concerns over the security of Internet transactions and the privacy of users may inhibit the growth of the Internet, particularly as a means of conducting commercial transactions. To the extent that our activities involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure you that contractual provisions attempting to limit our liability in such areas will be adequately implemented or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

         We have not fully resolved some other critical issues concerning our use of the Internet, including reliability, cost, and ease of deployment, administration and quality of service. This may affect our ability to maintain our business, expand marketing, improve communications and increase business efficiencies.

If we do not successfully develop new and enhanced Internet services, our revenues could be adversely impacted.

Business on the Internet is characterized by:

         o    rapid technological change;

         o    frequent changes in user requirements and preferences;

         o frequent new product and service introductions embodying new processes and technologies; and

         o evolving industry standards and practices that could render our information delivery practices obsolete.

         Our success will depend partly on our ability to improve our existing services, develop new service offerings, and use Web technology to enhance our existing offerings, extend our market reach, and respond to technological advances, emerging industry standards and competitive offerings. We cannot assure you that we will be successful in these endeavors.

Evolving Internet technology and standards increase the risk that system interruptions will occur.

         Our Internet operations are also vulnerable to interruption by fire, power loss, telecommunications failure and other events beyond our control. System interruptions that result in the unavailability of our Web site, or slower response times for users, could reduce the fees we collect from consumers and businesses using our database information over the Internet.

Our shares are deemed "penny stock" and are subject to additional market disclosure.

         A penny stock is generally defined to be any equity security not listed on NASDAQ or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions. Our shares are not currently traded on NASDAQ or a national exchange and, therefore, our shares would be deemed penny stocks for purposes of the Exchange Act if and at any time our shares trades below $5.00 per share. In such case, trading in our shares would be regulated pursuant to "penny stock" rules. These rules may limit the ability or willingness of brokers and other market participants to make a market in our shares and may limit the ability of our shareholders to sell in the secondary market, through brokers, dealers or otherwise. We also understand that many brokerage firms will discourage their customers from trading in shares falling within the "penny stock" definition due to the added regulatory and disclosure burdens imposed by these Exchange Act rules.

A large percentage of our stock is owned by relatively few people, including officers and directors.

          Our officers and directors beneficially owned or controlled a total of approximately 1,900,000 shares, or approximately 74% of our outstanding common stock. These shareholders could, if they were to act together, affect the outcome of other stockholder votes, which could, among other things, affect elections of directors, delay or prevent a change in control or other transaction that might be beneficial to you as a stockholder.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         ISEmployment leases its office facilities from Mr. Murray on a month-to-month basis. Rent is $1,495 per month in Canadian dollars or approximately $970 in U.S. dollars at September 30, 2001, exchange rates. Isemployment.com is also obligated to pay for certain common area and property taxes under the terms of the lease. The terms of the lease are as favorable to the company as could have been negotiated with an unaffiliated entity or person.

         The company's Web site is http://www.isemployment.com.

ITEM 3.  LEGAL PROCEEDINGS.

         The company is not subject to any material litigation nor, to the company's knowledge, is any material litigation currently threatened against the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ending on September 30, 2001.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         ISEmployment.com's common stock is listed and traded on the over-the-counter market under the symbol "IPYC".

         The company has approximately 72 holders of record of its common stock.

DIVIDEND POLICY

         The company has never paid a cash dividend on its common stock. The company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of its business.

CHANGES IN SECURITIES

         The company did not issue any additional equity securities during the year ended September 30, 2001, which were not registered under the Securities Act of 1933, as amended, except:

         On June 19, 2001, ISEmployment.com and International Technical Recruiting, Inc. entered into a Bill of Sale and Assignment of Intellectual Property Rights, in accordance with the agreement the software program consisting of the sub-skill section of ITR's recruiting assistance program was assigned to ISEmployment.com in exchange for 1.5 million shares of common stock of ISEmployment.com. Messrs. Murray and Ulakovich own 100% of ITR. The 1.5 million shares exchanged in the transaction was based on management's best-estimated value of the sub-skill section of the program and maybe considered arbitrary. Management did not receive a third party appraisal of the value of intellectual property. Management believes, given its financial condition, that the transaction was fair and on terms no less favorable to the company than it would have expected to negotiate with an unaffiliated third party.

         The foregoing transaction did not involve any underwriters, underwriting discounts or commissions or any public offering, and the company believes that the transaction was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D of the Securities Act of 1933.

         The recipients in the transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All of the recipients had adequate access to information about the company.

SHARES ELIGIBLE FOR FUTURE SALE

         Messrs. Murray and Ulakovich hold 1.5 million shares of common stock of ISEmployment.com that they could sell in accordance with the requirements of Rule 144.

          ISEmployment.com has not registered its shares for resale under the securities or "blue sky" laws of any state and has no plans to register or qualify its shares in any state. Current shareholders and persons, who desire to purchase the shares in any trading market that may develop in the future, should be aware that there might be significant state blue-sky restrictions upon the ability of new investors to purchase the securities. These restrictions could reduce the size of any potential trading market. Under federal law, non-issuer trading or resale of ISEmployment.com's common stock may be exempt from most state registration or qualification requirements. However, some states may continue to restrict the ability to register or qualify ISEmployment.com's common stock for both initial sale and secondary trading by regulations prohibiting or imposing limitations on the sale of securities of blank check issuers.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The company as of September 30, 2001, had not engaged in any operations other than organizational and developmental matters. ISEmployment.com is an Internet based development stage company, which will provide human resources and recruiting services on-line. ISEmployment.com's site will differentiate itself from other employment-related sites by creating a virtual human resources center and a virtual recruitment and selection system. ISEmployment.com's targeted market will be providing its services to United States corporations, which are recruiting Information Systems employees.

         The company is a development stage company. In order to fund operations through September 30, 2001, that company has relied on funding raised from the issuance of notes payable to various unrelated parties. These notes payable are convertible into common stock of the company.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000

SYSTEM DEVELOPMENT EXPENSES. System development expenses consist primarily of concept development, evaluation of alternatives, programming and other Internet based expenses. Development expenses were $9,530 for the year ending period September 30, 2001 compared to $150,537 for the year ending September 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting, payroll expenses and professional fees related to legal, audit and tax matters. General and administrative expenses were $248,246 for the year ending September 30, 2001 compared to $71,165 for the year ending September 30, 2000.

INCOME TAXES. The company has no income tax provision for the periods presented due to its net operating loss and valuation allowance for deferred tax assets. The net operating loss may be carried forward for up to 20 years. As such, the company does not anticipate any liability for income taxes for the fiscal year ended September 30, 2001. See Note 6 to financial statements.

Management believes that there was no material effect on operations or the financial condition of the company as a result of inflation in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The company's cash requirements have exceeded its cash flow from operations. The company historically has satisfied cash requirements through borrowings. As of September 30, 2001, the company had $0 cash and/or cash equivalents.

         The company's success will be dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing or refinancing as may be required, and ultimately to attain profitability. The company believes that it has insufficient cash resources to fund the company's operations through fiscal 2002. The company as of September 30, 2001 did not have any current arrangements or commitments for any future financing. The company may not be able to obtain sufficient financing to satisfy its cash requirements. The company may be required to obtain financing on terms that are not favorable to it and its shareholders. If the company is unable to obtain additional financing when needed, it may be required to delay or scale back, which could have a material adverse effect on its business, financial condition and results of operations.

         The company has financed its operations through the issuance of notes payable by the company. The company had a working capital deficit of $482,219 at September 30, 2001. The company estimates that it will need additional funds for on-going web site development, marketing, promotions, and for general working capital purposes over the next 12 months, including the company's plans to hire additional full time management personnel and acquire additional office space.

         Net cash used in operating activities was $155,767 during the year ending September 30, 2001. The usage of cash is primarily attributable to the net operating loss including general administrative costs of $248,246. During the year ending September 30, 2001, the company was in its development stage and did not generate any revenues. During 2002, management expects that the company will generate revenues through advertising and sponsorships, and fees and commissions on transactions and sales occurring through its web site.

         Net cash used in investing activities was $37,790 during the year ending September 30, 2001, representing payments and advances to related parties.

         Net cash provided by financing activities was $190,613 during the year ending September 30, 2001, representing proceeds of $191,239 from issuance of notes payable subject to conversion rights.

         The company's financial statements have been prepared assuming that it will continue as a going concern. The company's losses from operations since its inception and the company's on going need for capital to finish the development of the database raise substantial doubt as to its ability to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         During December 1999, the Securities and Exchange Commission released Staff accounting Bulletin 101, "Revenue Recognition" to establish guidelines for revenue recognition and enhance revenue recognition disclosure requirements. The Bulletin clarifies basic criteria for the culmination of the earnings process and is effective in fiscal year 2001. The adoption of Staff Accounting Bulletin 101 did not have a material effect on the financial statements of the company.

         In December 1999, the Emerging Issues Task Force issued EITF No. 99-17, "Accounting of Advertising Barter Transactions" (EITF 99-17). EITF 99-17 is effective for years ended December 31, 2000. The adoption of EITF 99-17 did not have a material effect on the financial statements.

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

         Web Site Development Costs- In 2000 the Emerging Issues Task Force issued EITF No. 00-2 addressing accounting for web site development costs. The task force consensus requires the expensing of all costs incurred in the planning stage. The EITF also requires that costs incurred to develop graphics, the web site application and the web site infrastructure should be accounted for in accordance with SOP 98-1, as discussed in the preceding paragraph. The consensuses in this issue are effective for fiscal quarters beginning after June 30, 2000. The Company accounts for web site development costs in accordance with EITF No. 00-2.

ITEM 7.  FINANCIAL STATEMENTS








                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                              Financial Statements
                     Years Ended September 30, 2001 and 2000

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


Board of Directors
ISEmployment.com, Inc.

         We have audited the accompanying balance sheets of ISEmployment.com, Inc. (A Development Stage Company) as of September 30, 2001 and 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period from October 20, 1999 (development stage inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ISEmployment.com, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and the period from October 20, 1999 (development stage inception) to September 30, 2001 in conformity with U.S. generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has a cumulative loss of $479,478 and limited cash resources with which to carry out management's plans. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Levitz, Zacks & Ciceric
San Diego, California
February 14, 2002


                                ISEMPLOYMENT.COM, INC.
                     (Formerly Known as Magical Marketing, Inc.)
                            (A Development Stage Company)
                                    Balance Sheets
                             September 30, 2001 and 2000

                                     ...ASSETS...

                                                                2001         2000
                                                             ----------   ----------
Current Assets:
  Cash                                                       $     -0-    $   2,944
  Due from officers                                              1,291        2,515
  Receivables from a related party                              39,611          597
                                                             ----------   ----------

      Total current assets                                      40,902        6,056

Fixed assets                                                     2,388          -0-
Deposits                                                           353          -0-
                                                             ----------   ----------

      Total assets                                           $  43,643    $   6,056
                                                             ==========   ==========

                      ...LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses                      $ 125,469    $  20,719
  Checks issued in excess of cash in bank                          -0-          626
  Loans payable in common stock                                397,652      206,413
                                                             ----------   ----------

      Total current liabilities                                523,121      227,758
                                                             ----------   ----------

Stockholders' Deficit:
  Common stock; $.001 par value; 100,000,000 shares
    authorized; 2,100,000 (600,000 for 2000) shares issued
    and outstanding                                              2,100          600
  Paid-in deficit                                               (1,900)        (400)
  Receivable for common stock                                     (200)        (200)
  Deficit accumulated during the development stage            (479,478)    (221,702)
                                                             ----------   ----------

      Total stockholders' deficit                             (479,478)    (221,702)
                                                             ----------   ----------

      Total liabilities and stockholders' deficit            $  43,643    $   6,056
                                                             ==========   ==========



                    See accompanying notes to financial statements


                                     ISEMPLOYMENT.COM, INC.
                          (Formerly Known as Magical Marketing, Inc.)
                                 (A Development Stage Company)
                                    Statements of Operations
                          Years Ended September 30, 2001 and 2000 and
                                the Period from October 20, 1999
                  (Date of Development Stage Inception) to September 30, 2001

                                     October 20, 1999
                                    (Development Stage
                                      Inception) to         Year Ended          Year Ended
                                    September 30, 2001   September 30, 2000  September 30, 2000
                                     -----------------   -----------------   -----------------
System development costs             $        160,067    $          9,530    $        150,537

General and administrative costs              319,411             248,246              71,165
                                     -----------------   -----------------   -----------------

Loss before income taxes                      479,478             257,776             221,702

Income taxes                                      -0-                 -0-                 -0-
                                     -----------------   -----------------   -----------------

      Net loss                       $        479,478    $        257,776    $        221,702
                                     =================   =================   =================


Basic and diluted loss per share     $           (.51)   $           (.26)   $           (.25)
                                     =================   =================   =================


Weighted average basic and diluted
  shares outstanding                          934,782             975,000             900,000
                                     =================   =================   =================








                         See accompanying notes to financial statements


                                                       ISEMPLOYMENT.COM, INC.
                                             (Formerly Known as Magical Marketing, Inc.)
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Deficit
                                             Years Ended September 30, 2001 and 2000 and
                                                  the Period from October 20, 1999
                                     (Date of Development Stage Inception) to September 30, 2001

                                                                                                           Deficit
                                                                                          Receivable     Accumulated
                                                                             Paid-in         for         During the
                                                                             Capital        Common       Development
                                 Date           Shares         Amount       (Deficit)        Stock          Stage           Total
                              ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, October 1,
  1999 and October
  20, 1999                                     1,000,000    $     1,000    $        75    $       -0-    $    (1,075)   $       -0-

Capital
  Contribution              03/31/2000                                             880                                          880

Merger
  Transaction:              06/30/2000
      Shares issued                              400,000            400           (400)
      Shares canceled                           (800,000)          (800)           800
      Recapitalization                                                          (1,755)          (200)         1,075           (880)

Net loss for the
  year ended
  September 30, 2000                                                                                        (221,702)      (221,702)
                                             ------------   ------------   ------------   ------------   ------------   ------------

Balance,
  September 30, 2000                             600,000            600           (400)          (200)      (221,702)      (221,702)

Purchase of intellectual
  property                  06/30/2001         1,500,000          1,500         (1,500)

Net loss for the year ended
  September 30, 2001                                                                                        (257,776)      (257,776)
                                             ------------   ------------   ------------   ------------   ------------   ------------

Balance,
  September 30, 2001                           2,100,000    $     2,100    $    (1,900)   $      (200)   $  (479,478)   $  (479,478)
                                             ============   ============   ============   ============   ============   ============





                                           See accompanying notes to financial statements


                                        ISEMPLOYMENT.COM, INC.
                             (Formerly Known as Magical Marketing, Inc.)
                                    (A Development Stage Company)
                                       Statements of Cash Flows
                             Years Ended September 30, 2001 and 2000 and
                                   the Period from October 20, 1999
                     (Date of Development Stage Inception) to September 30, 2001

                                                      October 20, 1999
                                                    (Development Stage
                                                       Inception) to    Year Ended      Year Ended
                                                       September 30,   September 30,   September 30,
                                                           2001             2001            2000
                                                       -------------   -------------   -------------
Cash flows from operating activities:
  Net loss                                             $   (479,478)   $   (257,776)   $   (221,702)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      System development expenses incurred
        by assumption of a related party loan                96,555             -0-          96,555
      System development expenses incurred
        by assumption of advances payable                    42,147             -0-          42,147
      Increase in accounts payable                          123,081         102,362          20,719
      Increase in deposits                                     (353)           (353)            -0-
                                                       -------------   -------------   -------------

       Net cash used in operating activities               (218,048)       (155,767)        (62,281)
                                                       -------------   -------------   -------------

Cash flows from investing activities:
   Payments of amounts due from officers                    (26,291)        (23,776)         (2,515)
   Proceeds from amounts due from officers                   25,000          25,000             -0-
   Advances to related party                                (39,611)        (39,014)           (597)
                                                       -------------   -------------   -------------

      Net cash used in investing activities                 (40,902)        (37,790)         (3,112)
                                                       -------------   -------------   -------------

Cash flows from financing activities:
  Proceeds from loans payable in common stock               397,652         191,239         206,413
  Repayment of a related party loan                         (96,555)            -0-         (96,555)
  Repayment of advances payable                             (42,147)            -0-         (42,147)
  Checks issued in excess of cash in bank                       626             -0-             626
  Payment of checks issued in excess of cash in bank           (626)           (626)            -0-
                                                       -------------   -------------   -------------

       Net cash provided by financing activities            258,950         190,613          68,337
                                                       -------------   -------------   -------------

       Net increase (decrease) in cash                           -0-         (2,944)          2,944

Cash at beginning of period                                      -0-          2,944             -0-
                                                       -------------   -------------   -------------

Cash at end of period                                  $         -0-   $         -0-   $      2,944
                                                       =============   =============   =============

Interest paid                                          $         -0-   $         -0-   $         -0-
Tax paid                                               $         -0-   $         -0-   $         -0-


                            See accompanying notes to financial statements

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Continued)
                   Years Ended September 30, 2001 and 2000 and
                        the Period from October 20, 1999
           (Date of Development Stage Inception) to September 30, 2001




Supplemental disclosure of non-cash investing and financing activities:


During the year ended September 30, 2001, the Company acquired telephone equipment in the amount of $2,388 by assuming a payable from a Company related through common ownership.

During the year ended September 30, 2000, the Company incurred system development expenses by assuming a loan payable to a stockholder's parent in the amount of $96,555 and assuming advances payable in the amount of $42,147. These funds were initially borrowed by the stockholder and an entity related to the Company through common ownership. The funds were expended by these parties in conjunction with the development of the concept, programming, database and Web site that are intended to be used by the Company.

Prior to the merger, the Company's former majority stockholder made a contribution to capital by paying certain Company expenses in the amount of $880.

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development State Company)
                          Notes to Financial Statements
                     Years Ended September 30, 2001 and 2000


Note 1.  THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

         The Company was incorporated under the laws of the State of Wyoming on February 27, 1997 as Magical Marketing, Inc. (Magical Marketing). The Company ceased all operating activities during the period from February 27, 1997 to October 20, 1999 and was considered dormant.

         On June 30, 2000, ISEmployment.com, Inc. (ISEmployment), a Delaware corporation, and Magical Marketing, merged. Magical Marketing became the surviving corporation and adopted the name ISEmployment.com, Inc. The Company issued 400,000 shares of common stock to the shareholders of the former ISEmployment.com, Inc. and Magical Marketing's majority stockholder canceled his 800,000 shares of common stock in connection with the merger. The merger transaction is treated as a recapitalization and is accounted for as a reverse acquisition and recorded at historical cost with no goodwill or other intangibles recorded. The 400,000 common share decrease as a result of the merger transaction reflects the exchange of ISEmployment's 2,000,000 shares (Note 5) for 400,000 shares of Company common stock and the retirement of 800,000 shares of Company common stock. If the Company's financial statements were prepared for the period from March 7, 2000, the date of ISEmployment's formation, through September 30, 2000, they would be substantially the same as the accompanying financial statements.

         The Company is primarily engaged in raising capital and developing an on-line human resources and recruiting service for the information systems industry.

         Revenue Recognition
         -------------------

         Revenue from providing services to customers will be recognized when the services are rendered.

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development State Company)
                          Notes to Financial Statements
                     Years Ended September 30, 2001 and 2000


Note 1. THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

         Capitalization of Internal-Use Software Costs
         ---------------------------------------------

         The Company follows the guidance in Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-2, Accounting for Web Site Development Costs. During the preliminary project stage, the Company expenses internal and external costs it incurs, or assumes from related parties, to develop internal-use software and systems. During the application development project stage the Company capitalizes such costs and will amortize them on the straight-line method over their expected useful lives. Substantially, all costs incurred by the Company to date relate to the preliminary project and planning stage including conceptual formulation, evaluation of alternatives, determination of functionalities and identification of graphics and content. Accordingly, such costs have been expensed as system development costs.

         Fixed Assets
         ------------

         The cost of fixed assets is being depreciated on a straight-line basis over its estimated useful life of five years.

         Start-Up Costs
         --------------

         The Company expenses organization and start-up costs as incurred.

         Income Taxes
         ------------

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

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Continued)
                     Years Ended September 30, 2001 and 2000


Note 1. THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Foreign Currency
         ----------------

         The Company generates and expends cash in both U.S. dollars and Canadian dollars. Management believes that the Company's primary economic environment is U.S. dollars.

         The Company's financial statements have been prepared on the basis of U.S. dollars, however certain transactions during the year were executed in Canadian dollars. Gains or losses from changes in Canadian dollar to U.S. dollar exchange rates for transactions denominated in Canadian dollars are included in the determination of operating results in the period in which the exchange rate changes. No significant transaction gains or losses were incurred for the years ended September 30, 2001 and 2000.

         New Accounting Pronouncements
         -----------------------------

         The Company does not expect the adoption of any issued, but not yet effective, accounting pronouncements to have a material effect, if any, on its financial position or results of operations.

Note 2.  GOING CONCERN UNCERTAINTY

         As shown in the financial statements, the Company has cumulative losses of $479,478 and $-0- of cash at September 30, 2001. The Company currently has no sales. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to develop and commercialize its technology and continue as a going concern, the Company will need, among other things, additional capital resources and financing.

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Continued)
                     Years Ended September 30, 2001 and 2000


Note 2.  GOING CONCERN UNCERTAINTY (continued)

         Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's technology and services and satisfy immediate operating needs; and (2) using common stock to pay for consulting and professional services.

         Subsequent to September 30, 2001, management entered into an agreement with an investment banking company wherein the investment bankers will endeavor to obtain, on a best-efforts basis, up to $2 million in financing for the Company through the sale of its common stock (Note
         12). In addition, management expects to seek other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3.  DUE FROM OFFICERS

         The Company has advanced funds to its President and Chief Executive Officer from time to time. The advances are non-interest bearing and due on demand.

Note 4.  LOANS PAYABLE IN COMMON STOCK

         The Company's loans payable of $397,652 at September 30, 2001, are due and payable once the Company becomes publicly traded on the NASDAQ OTC market. Payment of the balance is to be made by issuing shares of Company common stock at prices ranging from $0.50 to $0.85 per share for a total of 478,238 shares. The loans are non-interest bearing. The

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Continued)
                     Years Ended September 30, 2001 and 2000


Note 4.  LOANS PAYABLE IN COMMON STOCK (continued)

         loans are from third party investors. In the event that the Company does not publicly trade on the NASDAQ OTC market, no repayment or other satisfaction of the debt will occur. Subsequent to year end, these loans were converted to common shares (Note 12).

Note 5.  RECEIVABLE FOR COMMON STOCK

         On March 7, 2000, the former ISEmployment.com issued 2,000,000 shares of its common stock in exchange for $200 in receivables. The receivables are non-interest bearing and due on demand. The receivables are carried in the balance sheet as a reduction to common stock.

Note 6.  INCOME TAXES

         The Company's provision for income taxes consists of the following at September 30:

                                                        2001            2000
                                                    ------------    ------------

            Currently payable                       $        -0-    $       -0-
            Deferred taxes                              131,000          75,000
            Valuation allowance                        (131,000)        (75,000)
                                                    ------------    ------------

                                                    $        -0-    $       -0-
                                                    ============    ============

         Income tax at the federal statutory rate is reconciled to the Company's actual income tax provision as follows:

                                                        2001            2000
                                                    ------------    ------------

         Federal income tax benefit at statutory rate        34%            34%
         Change in valuation allowance                      (34)           (34)
                                                    ------------    ------------
                                                              0%             0%
                                                    ============    ============

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Continued)
                     Years Ended September 30, 2001 and 2000


Note 6.  INCOME TAXES (continued)

         The Company's deferred tax assets at September 30, 2001 and 2000, consist of $206,000 and $75,000, respectively, associated with start-up costs capitalized for income tax purposes offset by $206,000 and $75,000 valuation allowances. The valuation allowance will be evaluated each year considering evidence about whether the asset will be realized.

Note 7.  LOSS PER SHARE

         Basic loss per share is calculated by dividing the net loss to the common shareholders by the weighted average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in earnings of an entity such as convertible debt, stock options and warrants. The Company has loans payable of $397,652 at September 30, 2001, that are payable once the Company becomes publicly traded on the NASDAQ OTC market by issuing shares of the Company common stock at prices ranging from $0.50 $0.85 per share for a total of 478,238 shares. Diluted loss per share is the same as basic loss per share as all contracts to issue shares were anti-dilutive.

         For the years ended September 30, 2001 and 2000, common stock outstanding is adjusted retroactively to equivalent shares as a result of 1,000 for 1 stock split during October 1999.

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

         On June 30, 2000, the Company issued 400,000 shares to the prior shareholders of ISEmployment.com, Inc. (pre-merger company) and canceled 800,000 shares of Magical Marketing, Inc. These shares were issued pursuant to the Plan of Reorganization and Merger.

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Continued)
                     Years Ended September 30, 2001 and 2000


Note 9.  OPERATING LEASE

         On June 1, 2000, the Company entered into an agreement to lease office facilities under an operating lease expiring in May 2005. The lease was canceled and the Company forfeited its deposit on the facility.

Note 10. RELATED PARTY TRANSACTIONS

         In June 2001, the Company purchased all rights to certain software developed by a company wholly owned by the Company's Co-Chief Executive Officers in exchange for one million five hundred thousand shares of the Company's common stock. This software was developed prior to the formation of the original ISEmployment.com and its merger with Magical Marketing, Inc. and was developed to be a part of the Company's recruiting data base and web site. The Company recorded the transfer at transferors' historical cost basis of the assets which approximates zero.

         During the year ended September 30, 2000, the Company incurred system development expenses, consisting primarily of salaries for the Company=s founders, by assuming a loan payable to a stockholder=s parent in the amount of $96,555. These funds were borrowed by the stockholder and an entity related to the Company through common ownership. The funds were expended by these parties in conjunction with the development of the concept, programming, data base and web site that are intended to be used by the Company. The loan was repaid by the Company in April 2000.

         The Company leases its office facilities from a stockholder on a month-to-month basis. Rent is $1,495 per month in Canadian dollars or approximately $970 in U.S. dollars at September 30, 2001 exchange rates. Rent at September 30, 2000 is $938 per month in Canadian dollars or approximately $631 in U.S. dollars at September 30, 2000 exchange rates. Rent expense on this facility for the years ended September 30, 2001 and 2000 totaled $10,272 and $1,897, respectively. The Company is also obligated to pay for certain common area fees and property taxes under the terms of the lease. These fees and property taxes total $1,000 per month in Canadian dollars or approximately $650 in U.S. dollars at September 30, 2001 exchange rates.

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Continued)
                     Years Ended September 30, 2001 and 2000


Note 10. RELATED PARTY TRANSACTIONS (continued)

         The Company has advanced funds to its officers in the amount of $1,291 and $2,515 at September 30, 2001 and 2000, respectively.

         The Company has advances to an entity related through common ownership in the amount of $39,611 and $597 at September 30, 2001 and 2000, respectively. These receivables from a related party are non-interest bearing and are due on demand.

         In the year ended September 30, 2001, the Company acquired telephone equipment from a Company related through common ownership by assuming a payable for $2,388.

Note 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and accounts payable approximates fair value due to their short term nature. The fair value of the loans payable and receivables from a related party are not determinable because quoted market prices are not available and the cost of obtaining an independent valuation is excessive.

Note 12. SUBSEQUENT EVENTS

         Financing
         ---------

         In November 2001, the Company entered into a six-month financing agreement with an investment banking company (the investment bankers). Under the terms of the agreement, the investment bankers will endeavor to obtain up to $2,000,000 of financing for the Company through the sale of up to 1,000,000 shares of the Company's common stock at a price of $2.00 per share in exchange for a sales commission equal to 9% of the total amount of proceeds generated by the sale. Additionally, the agreement requires the Company to issue to the investment bankers a number of warrants to purchase shares of the Company's common stock equal to 10% of the total shares issued under the financing. The warrants entitle the investment bankers to purchase shares of common stock at a price equal to 150% of the offering price under the financing for four years from the end of the financing agreement.

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Continued)
                     Years Ended September 30, 2001 and 2000


Note 12. SUBSEQUENT EVENTS (continued)

         In December 2001, the Company obtained an unpriced quotation on the NASD OTC Bulletin Board from NASD Regulation, Inc. As a result, the Company issued 478,238 shares to the individual lenders holding $397,652 in loans to the Company payable in common shares at September 30, 2001 (Note 4).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As filed on Form 8-K/A, dated October 25, 2001, as a part of the merger of Magical Marketing, Inc. and ISEmployment.com on June 30, 2000, Levitz, Zacks & Ciceric was selected by the board of directors of ISEmployment.com to serve as independent public accountants for the combined companies. Levitz, Zacks & Ciceric has served as ISEmployment.com, Inc.'s independent public accountants since January 1, 2000. Robison, Hill & Co., Magical Marketings, Inc.'s accountants, has never served as independent public accountants for ISEmployment.com, Inc. During the two most recent fiscal years there were no disagreement between Magical Marketing, Inc. and Robison, Hill & Co. regarding any matter of accounting principles or practices, nor did the financial statements contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The current executive officers (as of February 25, 2002) of the company are as follows:

   NAME                         AGE                   POSITION
   ----------------             ---            -----------------------
   Scott F. Murray              32             Co-Chief Executive Officer
   Frank Ulakovich              30             Co-Chief Executive Officer


BIOGRAPHIES OF THE DIRECTORS AND EXECUTIVE OFFICERS

MANAGEMENT

Information as to the directors and officers of the company is as follows:

         Directors and officers are elected annually and serve for a one year term or until their successor are elected and qualified. Information as to the directors and officers of the ISEmployment.com is as follows:

         Scott Murray, age 32, has served as a director of ISEmployment.com, Inc. since its inception and became Co-Chief Executive Officer and President at that time; he also has served as Chief Financial Officer since June 2000. Mr. Murray served as President of International Technical Recruiting, Inc. a traditional recruitment and placement firm that represents many Fortune 500 companies. Mr. Murray was a co-founder of ITR, which was established in 1995 and is presently inactive. Mr. Murray has also assumed the role of Chief Financial Officer of ISEmployment.com. Mr. Murray founded ISEmployment.com with Mr. Ulakovich, his Co-Chief Executive; these responsibilities include strategic planning, quality control and management of the ISEmployment.com's personnel. Mr. Murray serves Chairman of the Society of Manufacturing Engineers and holds a seat on the Regional Committee for the Society of Manufacturing Engineers.

         Frank Ulakovich, age 30, has served as a Chairman of the Board of ISEmployment.com, Inc. since its inception and became Co-Chief Executive Officer at that time; he also has served as Secretary since June 2000. Mr. Ulakovich has served as Vice-President Technical Recruiting of ITR from its inception in 1995 through the first quarter of 2000. Mr. Ulakovich directed the operations and expansion of ITR's technical division.

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

         To the company's knowledge, based solely on a review of the copies of such reports furnished to the company and on representations that no other reports were required, the officers required to file such reports have filed their respective Forms as required by Section 16(a) on the Securities and Exchange Act of 1934, however, Messrs. Murray and Ulakovich filed their Form 4s late.


ITEM 10. EXECUTIVE COMPENSATION

         Scott F. Murray and Frank Ulakovich each receive a $48,000 a year in salary in 2001, $9,000 in 2000 and $0 in 1999. They do not receive any other benefits. It is anticipated that in the future senior management will be provided additional benefits comparable for their industry.

DIRECTOR COMPENSATION

         The company reimburses directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Unless otherwise indicated, the address of the directors and officers is c/o ISEmployment.com, Inc. 213-380 Pelissier Street, Windsor Ontario, Canada. Beneficial ownership is defined to mean the power to vote and/or to dispose of the securities regardless of any economic interest therein. In computing number and percentage ownership of shares of common stock beneficially owned by a person, shares of common stock subject to options and warrants held by that person that are exercisable within 60 days are deemed outstanding. Such shares of common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of stockholders other than such person.

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

                                                     Percent of Common Stock
Amount of Common Stock Beneficially Owned            Beneficially Owned
-----------------------------------------         ------------------------------
Directors and Officers

 Scott Murray (1) 950,000                                      37%
 213-380 Pelissier Street Windsor, Ontario, Canada

 Frank Ulakovich (1) 950,000                                   37%
 213-380 Pelissier Street Windsor, Ontario, Canada

(1) Messrs. Murray and Ulakovich hold no options, warrants, rights, conversion privilege or similar obligations of ISEmployment.com, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 19, 2001, ISEmployment.com and International Technical Recruiting, Inc. entered into a Bill of Sale and Assignment of Intellectual Property Rights, in accordance with the agreement the software program consisting of the sub-skill section of ITR's recruiting assistance program was assigned to ISEmployment.com in exchange for 1.5 million shares of common stock of ISEmployment.com. Messrs. Murray and Ulakovich own 100% of ITR. The 1.5 million shares exchanged in the transaction was based on management's best-estimated value of the sub-skill section of the program and maybe considered arbitrary. Management did not receive a third party appraisal of the value of intellectual property. Management believes, given its financial condition, that the transaction was fair and on terms no less favorable to the company than it would have expected to negotiate with an unaffiliated third party.

         Except for the lease between Mr. Murray and the company for the company's executive offices described above in Property, no member of the management, officers, or directors is or has a direct or indirect interest in a material transaction or contract with the company.

         The company incurred system development expenses, consisting primarily of salaries for the company's founders, by assuming a loan payable to a stockholder's parent in the amount of $96,555. These funds were borrowed by the stockholder and an entity related to the company through common ownership. The funds were expended by the parties in conjunction with the development of the concept, programming, database and web site that are intended to be used by the company. The loan was repaid by the company prior to September 30, 2001.

         The company leases its office facilities from a stockholder on a month-to-month basis. Rent is $1,495 per month in Canadian dollars or approximately $970 in U.S. dollars at September 30,2001 exchange rates. Isemployment.com is also obligated to pay for certain common area and property taxes under the terms of the lease. Rent expenses on this facility for the year ended September 30, 2001 totaled $10,272.

         The company has advanced funds to its officers in the amount of $1,291 as of September 30, 2001, and $2,515 as of September 30, 2000. The company lent funds to an entity related through common ownership in the amount of $39,611 as of September 30, 2001, and $597 as of September 30, 2000. These advances are non-interest bearing and are due on demand.

         No director or officer is personally liable for the repayment of amounts of any financing received by the company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a) EXHIBIT INDEX

2.1 Plan of Merger between ISEmployment.com, Inc. and the shareholders of Magical Marketing, Inc., dated June 30, 2000 (Incorporated by reference from registrant's Exhibit 2.1 to the Current Report on Form 8-K, filed July 17, 1999)

3.1 Articles of Incorporation of ISEmployment.com, Inc. (Incorporated by reference from registrant's exhibits 3.1 and 3.2 to the Registration of Securities on Form 10-SB, filed December 22, 1999)

3.2 By-Laws of ISEmployment.com, Inc. (Incorporated by reference from registrant's exhibit 3.3 to the Registration of Securities on Form 10-SB, filed December 22, 1999)

4.1 Form of Common Stock Certificate (Incorporated by reference from registrant's exhibit 3.2 to the Registration of Securities on Form SB-2, filed November 16, 2000)

(b) Reports on Form 8-K

         On January 12, 2001 and October 25, 2001, the company amended it previously filed 8-K concerning the merger of ISEmployment.com, Inc. and Magical Marketing, Inc. to report that in connection with the merger the company changed its accountants.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ISEmployment.com, Inc.
(Registrant)

By: /S/ SCOTT MURRAY
----------------------------------
Scott Murray
Director, President and
Co-Chief Executive Officer
(Duly authorized officer)

Date: March 8, 2002

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the date indicated.




ISEMPLOYMENT.COM, INC.


By:  /s/ Scott Murray
----------------------

Scott Murray, President and
 Co-Chief Executive Officer,
Signing in his capacity as
Principal executive officer, principal
Accounting officer and director

Date: March 8, 2002