Form 10QSB
period 2001-12-31
ISEMPLOYMENT COM INC
filed 2002-03-18
CIK 1101367

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

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

Yes  XX   No___
    ---

         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of December 31, 2001 was 2,578,238.

         Transitional Small Business Disclosure Format

Yes       No XX
    ---      --

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Balance Sheets as of December 31, 2001
         and September 30, 2001 (unaudited)...................................3

         Condensed Statements of Operations
         for the Three Month Periods Ended
         December 31, 2001 and 2000 (unaudited)...............................4

         Condensed Statements of Cash Flows
         for the Three Month Periods Ended
         December 31, 2001 and 2000 (unaudited)...............................5

         Notes to Unaudited Condensed Financial Statements....................6


ITEM 2.  Managements Discussion and Analysis..................................11



                           PART II - Other Information

ITEM 1.  Legal Proceedings....................................................11

ITEM 2.  Changes in Securities................................................11

ITEM 3.  Default on Senior Securities.........................................12

ITEM 4.  Submissions of Matters to a Vote of Securities Holders...............12

ITEM 5.  Other Information....................................................12

ITEM 6.  Exhibits and Reports on Form 8-K.....................................12

ITEM 1.  Financial Statements

         As used herein, the term "Company" refers to ISEMPlOYMENT.COM, INC. (formerly known as Magical Marketing, Inc.), a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended December 31, 2001 and statements of operations and statements of cash flows for the three months ended and the comparable period for the preceding year.

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                            Condensed Balance Sheets
                                   (Unaudited)

                                  ...ASSETS...

                                                  December 31,    September 30,
                                                      2001             2001
                                                 --------------   --------------
Current Assets:
   Cash                                          $         -0-    $          -0-
   Due from Officers                                       -0-            1,291
   Receivables from related party                       39,611           39,611
                                                 --------------   --------------

      Total current assets                              39,611           40,902

Fixed assets                                             2,388            2,388
Deposits                                                   353              353
                                                 --------------   --------------

      Total assets                               $      42,352    $      43,643
                                                 ==============   ==============

                   ...LIABILITIES AND STOCKHOLDERS' DEFICIT...

Current Liabilities:
   Accounts payable and accrued expenses         $     152,371    $     125,469
   Due to officers                                       8,629              -0-
   Loans payable in common stock                           -0-          397,652
                                                 --------------   --------------

      Total current liabilities                        161,000          523,121
                                                 --------------   --------------

Stockholders' Deficit:
 Common stock; $.001 par value; 100,000,000
   shares authorized; 2,578,238 (2,100,00 at
   September 30, 2001) shares issued and
   outstanding                                           2,578            2,100
Paid in Capital (deficit)                              395,274           (1,900)
Receivable for common stock                               (200)            (200)
Deficit accumulated during
  the development stage                               (516,300)        (479,478)
                                                 --------------   --------------

   Total stockholders' deficit                        (118,648)        (479,478)
                                                 --------------   --------------

   Total liabilities and stockholders' deficit   $      42,352    $      43,643
                                                 ==============   ==============


                 See accompanying notes to financial statements


                                    ISEMPLOYMENT.COM, INC.
                         (Formerly Known as Magical Marketing, Inc.)
                                (A Development Stage Company)
                              Condensed Statements of Operations
                                         (Unaudited)

                                                For the Three Months
                                                        Ended               (October 20, 1999)
                                                      December 31            Development Stage
                                            ------------------------------   Inception Through
                                                2001              2000       December 31, 2001
                                            --------------   --------------   --------------
System development costs                    $         -0-    $      15,136    $     160,067

General and administrative costs                   36,822           20,929          356,233
                                            --------------   --------------   --------------

         Loss before income taxes                  36,822           36,065          516,300

Income taxes                                           -0-              -0-              -0-
                                            --------------   --------------   --------------

         Net Loss                           $      36,822    $      36,065    $     516,300
                                            ==============   ==============   ==============

Basic and diluted loss per share            $        (.02)   $        (.06)   $        (.47)
                                            ==============   ==============   ==============

Weighted average basic and diluted
   shares outstanding                           2,259,413          600,000        1,087,625
                                            ==============   ==============   ==============








                        See accompanying notes to financial statements


                                          ISEMPLOYMENT.COM, INC.
                                (Formerly Known as Magical Marketing, Inc.)
                                       (A Development Stage Company)
                                    Condensed Statements of Cash Flows
                                                (Unaudited)

                                                                                          October 20, 1999
                                                      Three Months       Three Months    (Development Stage
                                                         Ended              Ended          Inception) to
                                                      December 31,       December 31,       December 31,
                                                          2001               2000               2001
                                                     --------------     --------------     --------------
Cash flows from operating activities:
   Net loss                                          $     (36,822)     $     (36,065)     $    (516,300)
   Adjustments to reconcile net loss to net
     cash used in operating activities
     System development expenses incurred
       by assumption of a related party loan                   -0-                -0-             96,555
     System development expenses incurred
       by assumption of advances payable                       -0-                -0-             42,147
     Company expenses paid by officer                        9,920                -0-              9,920
     Increase in accounts payable and
       accrued expenses                                     26,902                440            149,983
     Increase in deposits                                      -0-                -0-               (353)
                                                     --------------     --------------     --------------

     Net cash used in operating activities                     -0-            (35,625)          (218,048)
                                                     --------------     --------------     --------------

Cash flows from investing activities:
   Payments of amounts due from officers                       -0-             (2,087)           (26,291)
   Proceeds from amounts due from officers                     -0-                 -0-            25,000
   Advances to related party                                   -0-            (38,063)           (39,611)
                                                     --------------     --------------     --------------

     Net cash used in investing activities                     -0-            (40,150)           (40,902)
                                                     --------------     --------------     --------------

Cash flows from financing activities:
   Proceeds from loans payable in
     common stock                                              -0-             72,566            397,652
   Repayment of a related party loan                           -0-                 -0-           (96,555)
   Repayment of advances payable                               -0-                 -0-           (42,147)
   Checks issued in excess of cash in bank                     -0-                265                626
   Payment of checks issued in excess of
     cash in bank                                              -0-                 -0-              (626)
                                                     --------------     --------------     --------------

     Net cash provided by financing activities                 -0-             72,831            258,950
                                                     ==============     ==============     ==============

     Net increase (decrease) in cash                           -0-             (2,944)                -0-

Cash at beginning of period                                    -0-              2,944                 -0-
                                                     --------------     --------------     --------------

Cash at end of period                                $         -0-      $         -0-      $          -0-
                                                     ==============     ==============     ==============



                              See accompanying notes to financial statements

                             ISEMPLOYMENT.COM, INC.
                       (Formerly Known as Marketing, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 1.  THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for ISEmployment.com, Inc. (the Company) (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         Interim Reporting
         -----------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with U.S. generally accepted accounting principles. The condensed balance sheet at September 30, 2001, was derived from the audited balance sheet at that date which is not presented herein. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001. The unaudited statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months ended December 31, 2001, and 2000. Operating results for interim periods are not necessarily indicative of the results for the year ending September 30, 2002.

         The Company was incorporated under the laws of the State of Wyoming on February 27, 1997. The Company ceased all operating activities during the period from February 27, 1997, to October 20, 1999, and was considered dormant.

         On June 30, 2000, ISEmployment.com, Inc. (ISEmployment), a Delaware corporation, and Magical Marketing, Inc. (Magical Marketing), merged. Magical Marketing became the surviving corporation and adopted the name ISEmployment.com, Inc. The Company issued 400,000 shares of common stock to the shareholders of the former ISEmployment.com, Inc. corporation and the Company's majority stockholder cancelled his 800,000 shares of common stock upon the merger. The merger transaction is treated as a recapitalization and is accounted for as a reverse acquisition and recorded at

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Continued)


NOTE 1. THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

         historical cost with no goodwill or other intangibles recorded. The 400,000 common share decrease as a result of the merger transaction reflects the exchange of ISEmployment's 2,000,000 shares for 400,000 shares of Company common stock and the retirement of 800,000 shares of Company common stock.

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

         Capitalization of Internal-Use Software Costs
         ---------------------------------------------

         The Company follows the guidance in Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-2, Accounting for Web Site Development Costs. During the preliminary project stage, the Company expenses internal and external costs it incurs, or assumes from related parties, to develop internal-use software and systems. During the application development product stage, the Company capitalizes such costs and will amortize them on the straight-line method over their expected useful lives. Substantially, all costs incurred by the Company to date relate to the preliminary project and planning stage including conceptual formulation, evaluation of alternatives, determination of functionalities, and identification of graphics and content. Accordingly, such costs have been expensed as system development costs.

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

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Continued)


NOTE 1. THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

         Income Taxes
         ------------

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

         The Company's financial statements have been prepared on the basis of U.S. dollars, however, certain transactions during the year were executed in Canadian dollars. Gains or losses from changes in Canadian dollar to U.S. dollar exchange rates for transactions denominated in Canadian dollars are included in the determination of operating results in the period in which the exchange rate changes.

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

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Continued)


NOTE 2.  CAPITAL RESOURCES

         As shown in the financial statements, the Company has cumulative losses of $516,300 and $-0- of cash at December 30, 2001. The Company currently has no sales. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to develop and commercialize its technology and continue as a going concern, the Company will need, among other things, additional capital resources and financing. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's technology and services and satisfy immediate operating needs, and (2) using common stock to pay for consulting and professional services.

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

Note 3.  DUE TO OFFICERS

         The Company has received advances from its President and Chief Executive Officer from time to time. The advances are non-interest bearing and due on demand.

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

         In December 2001, the Company obtained an unpriced quotation on the NASD OTC Bulletin Board from NASD Regulation, Inc. As a result, the Company issued 478,238 shares to the third party investors holding $397,652 in loans to the Company payable in common shares at September 30, 2001. The loans payable were due and payable once the Company became publicly traded on

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Continued)


Note 4.  STOCK SPLIT AND OTHER TRANSACTIONS (continued)

         the NASDAQ OTC market. Payment of the balance was made by issuing shares of Company common stock at prices ranging from $0.50 to $0.85 per share for a total of 478,238 shares.

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

Note 5.  RELATED PARTY TRANSACTIONS

         The Company leases its office facilities from a stockholder on a month-to-month basis. The Company is also obligated to pay for certain common area fees and property taxes under the terms of the lease.

         The Company has advances to an entity related through common ownership in the amount of $39,611. This receivable from a related party is non-interest bearing and is due on demand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000.

         The Company as of December 31, 2001, had not engaged in any operations other than organizational and developmental matters. The Company had no sales or sales revenues for the three months ended December 31, 2001 or 2000 due to its development stage operations. ISEmployment.com is an Internet based development stage company, which will provide human resources and recruiting services on-line. The Company's site will differentiate itself from other employment-related sites by creating a virtual human resources center and a virtual recruitment and selection system. ISEmployment.com's targeted market will be providing its services to United States corporations, which were recruiting Information Systems employees.

         The company is a development stage company. In order to fund operations through December 31, 2001, the company has relied on funding raised from the issuance of notes payable to various unrelated parties. These notes payable are convertible into common stock of the company.

         The Company recorded a net loss of $36,822 for the three months ended December 31, 2001, compared to a loss of $36,065 for the same period in 2000. The loss for three months ended December 31, 2001, consisted of $36,822 in general and administrative costs while conducting the business development.

CAPITAL RESOURCES AND LIQUIDITY

         As of December 31, 2001, the Company had total assets of $ 42,352 as compared to $43,643 of total assets at September 30, 2001. The Company is actively pursuing various financing sources to provide the necessary capital for its expansion plans.

         Total stockholders' deficit in the Company was $118,648 as of December 31, 2001.

                            PART II-OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         The Company's had loans payable that were due and payable once the Company becomes publicly traded on the NASDAQ OTC market. Payment of the balance was to be made by issuing shares of Company common stock at prices ranging from $0.50 to $0.85 per share. The loans were from third party investors. The Company issued 478, 238 shares of common stock in satisfaction of the notes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      None.

(b)      None.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISEmployment.com, Inc.


/s/ Scott Murray
---------------------------
Scott Murray
President/CFO and Director




March 15, 2002