Form 10QSB
period 2002-03-31
ISEMPLOYMENT COM INC
filed 2002-05-20
CIK 1101367

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

Yes  XX   No___
    ---

     The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2002 was 2,578,238.

     Transitional Small Business Disclosure Format

Yes               No XX
    -----            --

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 2001
         and March 31, 2002 (unaudited)........................................3

         Condensed Statements of Operations
         for the Six Month Periods Ended and Three Month
         Periods Ended March 31, 2002 and 2001 (unaudited).....................4

         Condensed Statements of Cash Flows
         for the Six Month Periods Ended
         March 31, 2002 and 2001 (unaudited)...................................5

         Notes to Unaudited Condensed Financial Statements.....................6


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

ITEM 3.  Default on Senior Securities.........................................12

ITEM 4.  Submissions of Matters to a Vote of Securities Holders...............12

ITEM 5.  Other Information....................................................12

ITEM 6.  Exhibits and Reports on Form 8-K.....................................12

ITEM 1.  Financial Statements

     As used herein, the term "Company" refers to ISEMPlOYMENT.COM, INC. (formerly known as Magical Marketing, Inc.), a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002 and statements of operations for three and six months ended and the comparable period for the preceding year and statements of cash flows for the six months ended and the comparable period for the preceding year.

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                            Condensed Balance Sheets
                                   (Unaudited)

                                  ...ASSETS...

                                                  March 31,      September 30,
                                                    2002             2001
                                                 ----------      ------------
Current Assets:
   Cash                                          $      -0-      $        -0-
   Due from Officers                                    -0-             1,291
   Receivables from related party                    39,611            39,611
                                                 ----------      ------------

      Total current assets                           39,611            40,902

Fixed assets                                          2,388             2,388
Deposits                                                353               353
                                                 ----------      ------------

      Total assets                               $   42,352      $     43,643
                                                 ==========      ============

                   ...LIABILITIES AND STOCKHOLDERS' DEFICIT...

Current Liabilities:
   Accounts payable and accrued expenses         $  192,332      $    125,469
   Due to officers                                   34,097               -0-
  Loans payable in common stock                         -0-           397,652
                                                 ----------      ------------

      Total current liabilities                     226,429           523,121
                                                 ----------      ------------

Stockholders' Deficit:
 Common stock; $.001 par value; 100,000,000
   shares authorized; 2,578,238 (2,100,000 at
   September 30, 2001) shares issued
   and outstanding                                    2,578             2,100
Paid in Capital (deficit)                           395,274            (1,900)
Receivable for common stock                            (200)             (200)
Deficit accumulated during

the development stage                              (581,729)         (479,478)
                                                 ----------      ------------

   Total stockholders' deficit                     (184,077)         (479,478)
                                                 ----------      ------------

   Total liabilities and stockholders' deficit   $   42,352      $     43,643
                                                 ==========      ============


                 See accompanying notes to financial statements

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)



                                            For the Six Months        For the Three Months    October 20, 1999
                                             Ended  March 31             Ended  March 31     (Development Stage
                                            ------------------        --------------------    Inception Through
                                             2002          2001         2002         2001      March 31, 2002)
                                            ----          ----         ----         ----       --------------
System development costs                $       -0-   $  35,055    $      -0-   $  19,919     $    160,067

General and administrative cost             102,251      79,809        65,429      58,880          421,662
                                          ---------   ---------    ----------   ---------     ------------

         Loss before income taxes           102,251     114,864        65,429      78,799          581,729

Income taxes                                    -0-         -0-           -0-         -0-              -0-
                                          ---------   ---------    ----------   ---------     ------------

         Net Loss                       $   102,251   $ 114,864    $   65,429   $  78,799     $    581,729
                                         ==========   =========    ==========   =========     ============
Basic and diluted loss per share        $      (.04)  $    (.19)   $     (.03)  $    (.13)    $       (.47)
                                         ==========   =========    ==========   =========     ============

Weighted average basic and diluted
   shares outstanding                     2,418,825     600,000     2,578,238     600,000        1,241,825
                                         ==========   =========    ==========   =========     ============




                 See accompanying notes to financial statements

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                                      October 20, 1999
                                                     Six Months        Six Months    (Development Stage
                                                        Ended             Ended         Inception) to
                                                      March 31,         March 31,         March 31,
                                                        2002              2001              2002
                                                        ----              ----              ----

Cash flows from operating activities:
   Net loss                                          $  (102,251)      $  (114,864)     $  (581,729)
   Adjustments to reconcile net loss to net
     cash used in operating activities
     System development expenses incurred
       by assumption of a related party loan                 -0-               -0-           96,555
     System development expenses incurred
       by assumption of advances payable                     -0-              (353)          42,147
     Company expenses paid by officer                     35,388               -0-           35,388
     Increase in accounts payable and
       accrued expenses                                   66,863            26,758          189,944
     Increase in deposits                                    -0-               -0-             (353)
                                                     -----------       -----------     ------------

     Net cash used in operating activities                   -0-           (88,459)        (218,048)
                                                     -----------       -----------     ------------

Cash flows from investing activities:

   Payments of amounts due from officers                     -0-             2,515          (26,291)
   Proceeds from amounts due from officers                                     -0-           25,000
   Advances to related party                                 -0-           (38,238)         (39,611)
                                                     -----------       -----------     ------------

     Net cash used in investing activities                   -0-           (35,723)         (40,902)
                                                     -----------       -----------     ------------

Cash flows from financing activities:

   Due to officers                                           -0-            15,403              -0-
   Proceeds from loans payable in
     common stock                                            -0-           105,679          397,652
   Repayment of a related party loan                         -0-               -0-          (96,555)
   Repayment of advances payable                             -0-               -0-          (42,147)
   Checks issued in excess of cash in bank                   -0-               156              626
   Payment of checks issued in excess of
     cash in bank                                            -0-               -0-             (626)
                                                     -----------       -----------     ------------

     Net cash provided by financing activities               -0-           121,238          258,950
                                                     -----------       -----------     ------------

     Net increase (decrease) in cash                         -0-            (2,944)             -0-

Cash at beginning of period                                  -0-             2,944              -0-
                                                     -----------       -----------     ------------

Cash at end of period                                $       -0-       $       -0-     $        -0-
                                                     ===========       ===========     ============



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

              Interim Reporting
              -----------------

              The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with U.S. generally accepted accounting principles. The condensed balance sheet at September 30, 2001, was derived from the audited balance sheet at that date which is not presented herein. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001. The unaudited statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months ended March 31, 2002, and 2001. Operating results for interim periods are not necessarily indicative of the results for the year ending September 30, 2002.

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

              Capitalization of Internal-Use Software Costs
              ---------------------------------------------

              The Company follows the guidance in Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-2, Accounting for Web Site Development Costs. During the preliminary project stage, the Company expenses internal and external costs it incurs, or assumes from related parties, to develop internal-use software and systems. During the application development product stage, the Company capitalizes such costs and will amortize them on the straight-line method over their expected useful lives. Substantially all costs incurred by the Company to date relate to the preliminary project and planning stage including conceptual formulation, evaluation of alternatives, determination of functionalities, and identification of graphics and content. Accordingly, such costs have been expensed as system development costs.

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

              The Company's financial statements have been prepared on the basis of U.S. dollars; however, certain transactions during the year were executed in Canadian dollars. Gains or losses from changes in Canadian dollar to U.S. dollar exchange rates for transactions denominated in Canadian dollars are included in the determination of operating results in the period in which the exchange rate changes.

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

NOTE 2.       CAPITAL RESOURCES

              As shown in the financial statements, the Company has cumulative losses of $ 581,729 and $-0- of cash at March 31, 2002. The Company currently has no sales. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to develop and commercialize its technology and continue as a going concern, the Company will need, among other things, additional capital resources and financing. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's technology and services and satisfy immediate operating needs, and (2) using common stock to pay for consulting and professional services.

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

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Continued)

Note 4.       STOCK SPLIT AND OTHER TRANSACTIONS (continued)


              In December 2001, the Company obtained an unpriced quotation on the NASD OTC Bulletin Board from NASD Regulation, Inc. As a result, the Company issued 478,238 shares to the third party investors holding $397,652 in loans to the Company payable in common shares at September 30, 2001. The loans payable were due and payable once the Company became publicly traded on the NASDAQ OTC market. Payment of the balance was made by issuing shares of Company common stock at prices ranging from $0.50 to $0.85 per share for a total of 478,238 shares.

              In November 2001, the Company entered into a six-month financing agreement with an investment banking company (the investment bankers). Under the terms of the agreement, the investment bankers will endeavor to obtain up to $2,000,000 of financing for the Company through the sale of up to 1,000,000 shares of the Company's common stock at a price of $2.00 per share in exchange for a sales commission equal to 9% of the total amount of proceeds generated by the sale. Additionally, the agreement requires the Company to issue to the investment bankers a number of warrants to purchase shares of the Company's common stock equal to 10% of the total shares issued under the financing. The warrants entitle the investment bankers to purchase shares of common stock at a price equal to 150% of the offering price under the financing for four years from the end of the financing agreement. No funds were raised under the agreement which expired in May 2002.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001.

     The Company as of March 31, 2002, had not engaged in any operations other than organizational and developmental matters. The Company had no sales or sales revenues for the three and six months ended March 31, 2002 or 2001 due to its development stage operations. ISEmployment.com is an Internet based development stage company, which will provide human resources and recruiting services on-line. The Company's site will differentiate itself from other employment-related sites by creating a virtual human resources center and a virtual recruitment and selection system. ISEmployment.com's targeted market will be providing its services to United States corporations, which were recruiting Information Systems employees.

     The Company is a development stage company. In order to fund operations through March 31, 2002, the Company has relied on funding raised from the issuance of notes payable to various unrelated parties. These notes payable were converted into common stock of the company.

     The Company recorded a net loss of $102,251 for the six months ended March 31, 2002, compared to a loss of $114,864 for the same period in 2001. For the three months ended March 31, 2002, the company recorded a net loss of $ 65,429, compared to a net loss of $ 78,799 for the same period in 2001. The loss for six months ended March 31, 2002, consisted of $102,251 in general and administrative costs while conducting the business development.

CAPITAL RESOURCES AND LIQUIDITY

     As of March 31, 2002, the Company had total assets of $ 42,352 as compared to $43,643 of total assets at September 30, 2001. The Company is actively pursuing various financing sources to provide the necessary capital for its expansion plans.

     Total stockholders' deficit in the Company was $184,077 as of March 31, 2002.

                            PART II-OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

     The Company's had loans payable that were due and payable once the Company becomes publicly traded on the NASDAQ OTC market. Payment of the balance was to be made by issuing shares of Company common stock at prices ranging from $0.50 to $0.85 per share. The loans were from third party investors. The Company issued 478,238 shares of common stock in satisfaction of the notes.

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

ISEmployment.com, Inc.


/s/ Scott Murray
----------------
Scott Murray
President/CFO and Director
May 20, 2002