Form 10QSB
period 2002-06-30
ISEMPLOYMENT COM INC
filed 2002-08-26
CIK 1101367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended June 30, 2002.

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

Yes  XX   No
    ----     ----

         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2002 was 3,608,238.

         Transitional Small Business Disclosure Format

Yes       No  XX
    ----     ----

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

      Condensed Balance Sheets as of September 30, 2001
      and June 30, 2002 (unaudited)..........................................3

      Condensed Statements of Operations
      for the Nine Month Periods Ended and Six Month
      Periods Ended June 30, 2002 and 2001 (unaudited).......................4

      Condensed Statements of Cash Flows
      for the Nine Month Periods Ended
      June 30, 2002 and 2001 (unaudited).....................................5

      Notes to Unaudited Condensed Financial Statements......................6


ITEM 2.  Managements Discussion and Analysis................................11



                           PART II - Other Information

ITEM 1.  Legal Proceedings..................................................11

ITEM 2.  Changes in Securities..............................................11

ITEM 3.  Default on Senior Securities.......................................12

ITEM 4.  Submissions of Matters to a Vote of Securities Holders.............12

ITEM 5.  Other Information..................................................12

ITEM 6.  Exhibits and Reports on Form 8-K...................................12

ITEM 1.  Financial Statements

         As used herein, the term "Company" refers to ISEMPlOYMENT.COM, INC. (formerly known as Magical Marketing, Inc.), a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002 and statements of operations for six and nine months ended and the comparable period for the preceding year and statements of cash flows for the nine months ended and the comparable period for the preceding year.

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                            Condensed Balance Sheets
                                   (Unaudited)

                                  ...ASSETS...

                                                    June 30,      September 30,
                                                      2002             2001
                                                 -------------    -------------
Current Assets:
   Cash                                          $         -0-    $         -0-
   Due from Officers                                       -0-            1,291
   Receivables from related party                       39,611           39,611
                                                 -------------    -------------

      Total current assets                              39,611           40,902

Fixed assets                                             2,388            2,388
Deposits                                                  3853              353
                                                 -------------    -------------

      Total assets                               $      45,852    $      43,643
                                                 =============    =============

                  ...LIABILITIES AND STOCKHOLDERS' DEFICIT...

Current Liabilities:
   Accounts payable and accrued expenses         $     213,024    $     125,469
   Due to officers                                      34,097              -0-
  Loans payable in common stock                            -0-          397,652
                                                 -------------    -------------

      Total current liabilities                        247,121          523,121
                                                 -------------    -------------

Stockholders' Deficit:
 Common stock; $.001 par value; 100,000,000
   shares authorized; 3,608,238 (2,100,000 at
   September 30, 2001) shares issued
   and outstanding                                       2,578            2,100
Paid in Capital (deficit)                              395,274           (1,900)
Receivable for common stock                               (200)            (200)
Deficit accumulated during
the development stage                                 (587,729)        (479,478)
                                                 -------------    -------------

   Total stockholders' deficit                        (184,077)        (479,478)
                                                 -------------    -------------

   Total liabilities and stockholders' deficit   $      45,852    $      43,643
                                                 =============    =============


                 See accompanying notes to financial statements


                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                         For the Nine Months               For the Six          October 20, 1999
                                               Ended                      Months Ended         (Development Stage
                                              March 31                       June 30               Inception)
                                              --------                       -------                Through
                                         2002           2001           2002           2001       June 30, 2002
                                         ----           ----           ----           ----       -------------
System development costs             $     6,000    $    35,055    $     6,000    $    19,919     $   166,067

General and administrative cost          102,251        187,220         65,429         87,492         421,662
                                     -----------    -----------    -----------    -----------     -----------

         Loss before income taxes        108,251        222,275         71,429        107,411         587,729

Income taxes                                 -0-            -0-            -0-            -0-             -0-
                                     -----------    -----------    -----------    -----------     -----------


         Net Loss                    $   108,251    $   222,275    $    71,429    $   107,411     $   587,729
                                     ===========    ===========    ===========    ===========     ===========
Basic and diluted loss per share     $      (.03)   $      (.34)   $      (.02)   $      (.14)    $      (.16)
                                     ===========    ===========    ===========    ===========     ===========

Weighted average basic and diluted
   shares outstanding                  3,608,238        660,439      3,608,238        781,319       3,608,238
                                     ===========    ===========    ===========    ===========     ===========









                 See accompanying notes to financial statements


                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                   October 20, 1999
                                                   Nine Months     Nine Months   (Development Stage
                                                      Ended           Ended         Inception) to
                                                     June 30,        June 30,          June 30,
                                                       2002            2001              2002
                                                       ----            ----              ----
Cash flows from operating activities:
   Net loss                                      $   (108,251)   $   (222,275)      $   (587,729)
   Adjustments to reconcile net loss to net
     cash used in operating activities
     System development expenses incurred
       by assumption of a related party loan              -0-             -0-             96,555
     System development expenses incurred
       by assumption of advances payable                  -0-            (353)            42,147
     Company expenses paid by officer                  35,388             -0-             35,388
     Increase in accounts payable and
       accrued expenses                                87,555          72,659            210,636
     Increase in deposits                               3,500             -0-              3,147
                                                 ------------    ------------       ------------

     Net cash used in operating activities            (14,692)       (149,969)          (232,740)
                                                 ------------    ------------       ------------

Cash flows from investing activities:
   Payments of amounts due from officers                3,500           2,515            (22,791)
   Proceeds from amounts due from officers                -0-             -0-             25,000
   Advances to related party                              -0-         (38,238)           (39,611)
                                                 ------------    ------------       ------------

     Net cash used in investing activities                -0-         (35,723)           (40,902)
                                                 ------------    ------------       ------------

Cash flows from financing activities:
   Due to officers                                        -0-          40,403                -0-
   Proceeds from loans payable in
     common stock                                         -0-         142,005            397,652
   Repayment of a related party loan                      -0-             -0-            (96,555)
   Repayment of advances payable                          -0-             -0-            (42,147)
   Checks issued in excess of cash in bank                -0-             340                626
   Payment of checks issued in excess of
     cash in bank                                         -0-             -0-               (626)
                                                 ------------    ------------       ------------

     Net cash provided by financing activities            -0-         182,748            258,950
                                                 ------------    ------------       ------------

     Net increase (decrease) in cash                      -0-          (2,944)               -0-

Cash at beginning of period                               -0-           2,944                -0-
                                                 ------------    ------------       ------------

Cash at end of period                            $        -0-    $        -0-       $        -0-
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

         Interim Reporting
         -----------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with U.S. generally accepted accounting principles. The condensed balance sheet at September 30, 2001, was derived from the audited balance sheet at that date which is not presented herein. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001. The unaudited statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six and nine months ended June 30, 2002, and 2001. Operating results for interim periods are not necessarily indicative of the results for the year ending September 30, 2002.

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

NOTE 2.  CAPITAL RESOURCES

         As shown in the financial statements, the Company has cumulative losses of $ 587,729 and $-0- of cash at June 30, 2002. The Company currently has no sales. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to develop and commercialize its technology and continue as a going concern, the Company will need, among other things, additional capital resources and financing. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's technology and services and satisfy immediate operating needs, and (2) using common stock to pay for consulting and professional services.

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

         In November 2001, the Company entered into a nine-month financing agreement with an investment banking company (the investment bankers). Under the terms of the agreement, the investment bankers will endeavor to obtain up to $2,000,000 of financing for the Company through the sale of up to 1,000,000 shares of the Company's common stock at a price of $2.00 per share in exchange for a sales commission equal to 9% of the total amount of proceeds generated by the sale. Additionally, the agreement requires the Company to issue to the investment bankers a number of warrants to purchase shares of the Company's common stock equal to 10% of the total shares issued under the financing. The warrants entitle the investment bankers to purchase shares of common stock at a price equal to 150% of the offering price under the financing for four years from the end of the financing agreement. No funds were raised under the agreement which expired in May 2002.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FOR THE SIX AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001.

         The Company as of June 30, 2002, had not engaged in any operations other than organizational and developmental matters. The Company had no sales or sales revenues for the six and nine months ended June 30, 2002 or 2001 due to its development stage operations. ISEmployment.com is an Internet based development stage company, which will provide human resources and recruiting services on-line. The Company's site will differentiate itself from other employment-related sites by creating a virtual human resources center and a virtual recruitment and selection system. ISEmployment.com's targeted market will be providing its services to United States corporations, which were recruiting Information Systems employees.

         The Company is a development stage company. In order to fund operations through June 30, 2002, the Company has relied on funding raised from the issuance of notes payable to various unrelated parties. These notes payable were converted into common stock of the company.

         The Company recorded a net loss of $108,251 for the nine months ended June 30, 2002, compared to a loss of $222,275 for the same period in 2001. For the six months ended June 30, 2002, the company recorded a net loss of $ 71,429, compared to a net loss of $ 107,411 for the same period in 2001. The loss for nine months ended June 30, 2002, consisted of $102,251 in general and administrative costs while conducting the business development.

CAPITAL RESOURCES AND LIQUIDITY

         As of June 30, 2002, the Company had total assets of $ 45,852 as compared to $43,643 of total assets at September 30, 2001. The Company is actively pursuing various financing sources to provide the necessary capital for its expansion plans.

         Total stockholders' deficit in the Company was $184,077 as of June 30, 2002.

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

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      None.

(b)      None.

ITEM 7.
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ISEMPLOYMENT.COM, INC. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Ulakovich, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 /s/ Frank Ulakovich
-----------------------
Frank Ulakovich
Chief Executive Officer
August 23, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ISEMPLOYMENT.COM, INC. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott Murray, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Scott Murray
----------------
Scott Murray
Chief Financial Officer
August 23, 2002

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISEmployment.com, Inc.


/s/ Scott Murray
--------------------------
Scott Murray
President/CFO and Director
August 23, 2002