Form 10QSB/A
period 2002-06-30
ISEMPLOYMENT COM INC
filed 2002-09-06
CIK 1101367

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 2001
         and June 30, 2002 (unaudited)........................................3

         Condensed Statements of Operations
         for the Nine Month Periods Ended and Three Month
         Periods Ended June 30, 2002 and 2001 (unaudited).....................4

         Condensed Statements of Cash Flows
         for the Nine Month Periods Ended
         June 30, 2002 and 2001 (unaudited)...................................5

         Notes to Unaudited Condensed Financial Statements....................6


ITEM 2.  Managements Discussion and Analysis.................................11



                           PART II - Other Information

ITEM 1.  Legal Proceedings...................................................11

ITEM 2.  Changes in Securities...............................................11

ITEM 3.  Default on Senior Securities........................................12

ITEM 4.  Submissions of Matters to a Vote of Securities Holders..............12

ITEM 5.  Other Information...................................................12

ITEM 6.  Exhibits and Reports on Form 8-K....................................12

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

                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                            Condensed Balance Sheets
                                   (Unaudited)

                                  ...ASSETS...

                                                    June 30,      September 30,
                                                      2002             2001
                                                 -------------    -------------
Current Assets:
   Cash                                          $         -0-    $         -0-
   Due from Officers                                       -0-            1,291
   Receivables from related party                       39,611           39,611
                                                 -------------    -------------

      Total current assets                              39,611           40,902

Fixed assets                                             2,388            2,388
Deposits                                                   353              353
                                                 -------------    -------------

      Total assets                               $      42,352    $      43,643
                                                 =============    =============

....LIABILITIES AND STOCKHOLDERS' DEFICIT...

Current Liabilities:
   Accounts payable and accrued expenses         $     213,024    $     125,469
   Due to officers                                      37,597              -0-
   Loans payable in common stock                           -0-          397,652
                                                 -------------    -------------

      Total current liabilities                        250,621          523,121
                                                 -------------    -------------

Stockholders' Deficit:
 Common stock; $.001 par value; 100,000,000
   shares authorized; 3,608,238 (2,100,000 at
   September 30, 2001) shares issued
   and outstanding                                       2,578            2,100
Paid in Capital (deficit)                              395,274           (1,900)
Receivable for common stock                               (200)            (200)
Deficit accumulated during
the development stage                                 (605,921)        (479,478)
                                                 -------------    -------------

   Total stockholders' deficit                        (208,269)        (479,478)
                                                 -------------    -------------

   Total liabilities and stockholders' deficit   $      42,352    $      43,643
                                                 =============    =============


                 See accompanying notes to financial statements


                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                         For the Nine Months             For the Three           October 20, 1999
                                                Ended                     Months Ended            (Development
                                               June 30                       June 30             Stage Inception)
                                               -------                       -------                  Through
                                         2002           2001           2002           2001         June 30, 2002
                                         ----           ----           ----           ----         -------------
System development costs             $     6,000    $    35,055    $     6,000    $       -0-       $   166,067

General and administrative cost          120,443        187,220         18,192        107,411           439,854
                                     -----------    -----------    -----------    -----------       -----------

         Loss before income taxes        126,443        222,275         24,192        107,411           605,921

Income taxes                                 -0-            -0-            -0-            -0-               -0-
                                     -----------    -----------    -----------    -----------       -----------

         Net Loss                    $   126,443    $   222,275    $    24,192    $   107,411       $   605,921
                                     ===========    ===========    ===========    ===========       ===========
Basic and diluted loss per share     $      (.03)   $      (.34)   $     (.009)   $      (.14)      $      (.16)
                                     ===========    ===========    ===========    ===========       ===========

Weighted average basic and diluted
   shares outstanding                  3,608,238        660,439      2,418,825        781,319         3,608,238
                                     ===========    ===========    ===========    ===========       ===========











                 See accompanying notes to financial statements


                             ISEMPLOYMENT.COM, INC.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                  October 20, 1999
                                                  Nine Months     Nine Months    (Development Stage
                                                     Ended           Ended          Inception) to
                                                    June 30,        June 30,           June 30,
                                                      2002            2001               2002
                                                      ----            ----               ----
Cash flows from operating activities:
   Net loss                                      $   (126,443)   $   (222,275)      $   (605,921)
   Adjustments to reconcile net loss to net
     cash used in operating activities
     System development expenses incurred
       by assumption of a related party loan              -0-             -0-             96,555
     System development expenses incurred
       by assumption of advances payable                  -0-            (353)            42,147
     Company expenses paid by officer                  38,888             -0-             38,888
     Increase in accounts payable and
       accrued expenses                                87,555          72,659            210,636
     Increase in deposits                                 -0-             -0-               (353)
                                                 ------------    ------------       ------------

     Net cash used in operating activities                -0-        (149,969)          (218,048)
                                                 ------------    ------------       ------------

Cash flows from investing activities:
   Payments of amounts due from officers                  -0-           2,515            (22,791)
   Proceeds from amounts due from officers                -0-          25,000
   Advances to related party                              -0-         (38,238)           (39,611)
                                                 ------------    ------------       ------------

     Net cash used in investing activities                -0-         (35,723)           (40,902)
                                                 ------------    ------------       ------------

Cash flows from financing activities:
   Due to officers                                        -0-          40,403                -0-
   Proceeds from loans payable in
     common stock                                         -0-         142,005            397,652
   Repayment of a related party loan                      -0-             -0-            (96,555)
   Repayment of advances payable                          -0-             -0-            (42,147)
   Checks issued in excess of cash in bank                -0-             340                626
   Payment of checks issued in excess of
     cash in bank                                         -0-             -0-               (626)
                                                 ------------    ------------       ------------

     Net cash provided by financing activities            -0-         182,748            258,950
                                                 ------------    ------------       ------------

     Net increase (decrease) in cash                      -0-          (2,944)               -0-

Cash at beginning of period                               -0-           2,944                -0-
                                                 ------------    ------------       ------------

Cash at end of period                            $        -0-    $        -0-       $        -0-
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

NOTE 2.  CAPITAL RESOURCES

         As shown in the financial statements, the Company has cumulative losses of $ 605,921 and $-0- of cash at June 30, 2002. The Company currently has no sales. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to develop and commercialize its technology and continue as a going concern, the Company will need, among other things, additional capital resources and financing. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's technology and services and satisfy immediate operating needs, and (2) using common stock to pay for consulting and professional services.

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

         The Company recorded a net loss of $126,443 for the nine months ended June 30, 2002, compared to a loss of $222,275 for the same period in 2001. For the three months ended June 30, 2002, the company recorded a net loss of $ 24,192, compared to a net loss of $ 107,411 for the same period in 2001. The loss for nine months ended June 30, 2002, consisted of $120,443 in general and administrative costs while conducting the business development.

CAPITAL RESOURCES AND LIQUIDITY

         As of June 30, 2002, the Company had total assets of $ 42,352 as compared to $43,643 of total assets at September 30, 2001. The Company is actively pursuing various financing sources to provide the necessary capital for its expansion plans.

         Total stockholders' deficit in the Company was $208,269 as of June 30, 2002.

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


 /s/ Frank Ulakovich
-----------------------
Frank Ulakovich
Chief Executive Officer
September 6, 2002

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

/s/ Scott Murray
------------------------
Scott Murray
Chief Financial Officer
September 6, 2002

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISEmployment.com, Inc.


/s/ Scott Murray
---------------------------
Scott Murray
President/CFO and Director
September 6, 2002