Form 10-K
period 2001-09-30
ISEMPLOYMENT COM INC
filed 2003-02-14
CIK 1101367

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

                                   (Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________

                        Commission file number 000-28611

                             ISEMPLOYMENT.COM, INC.
             -------------------------------------------------------
                     (Name of small business in its charter)

                    WYOMING                             86-0970152
          -------------------------------           -------------------
         (State or other jurisdiction of             (I.R.S. Employer
          ncorporation or organization)             Identification No.)

                            665 3rd Street, Suite 517
                             San Francisco, CA 94107
                   --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's Telephone Number 415-861-7963
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

The registrant's revenue for the year ended September 30, 2002 was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on February 4, 2002, was approximately $191,426 based upon the closing price of $.0150.

As of February 14, 2002, there were 24,711,738  shares of the registrant's common stock, $.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                          See the Exhibit Index hereto.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

Originally called Magical Marketing, Inc. (Magical Marketing) and incorporated under the laws of the State of Wyoming on February 27, 1997, Magical Marketing
ceased all operating activities during the period from February 27, 1997 to
October 20, 1999 and was considered dormant.

On June 30, 2000, ISEmployment.com and Magical Marketing, Inc., merged in a share exchange that resulted in Magical Marketing acquiring all of the issued outstanding capital stock of ISEmployment.com for an aggregate of 400,000 shares of Magical Marketing. In connection with the merger, Magical Marketing changed its name to ISEmployment.com, Inc.

On October 16, 2002, Idoleyez.com LLC, ("Idoleyez") a California corporation which specializes in high-end eye care, and ISEmployment entered into a share exchange that resulted in ISEmployment acquiring 100% of the issued and outstanding Units of Idoleyez Membership Interest.

ISEmployment.com, Inc. as of September 30, 2002 had not engaged in any operations other than organizational and development matters. ISEmployment.com was an Internet based development stage company, which intended to provide human resources and recruiting services on-line. ISEmployment.com's site wanted to differentiate itself from other employment-related sites by creating a virtual human resources center and a virtual recruitment and selection system.
ISEmployment.com's targeted market was to provide its services to United States corporations, which are recruiting information systems professionals.

The following Business discussion summarizes certain information as to the
Company both before and after the transaction with Idoleyez.

The Company is a "small business issuer" for purposes of disclosure and filings under the Securities Act of 1933 and the Securities Act of 1934.

BUSINESS (WITH CONSIDERATION OF THE IDOLIZE TRANSACTION, SUMMARY):

IdolEyez was founded February 2001, is a high-end eye care enterprise, integrating quality eyewear, exclusive brands, innovative styles, and custom technology within a unique environment to deliver an exceptional retail buying experience to the discriminating high-end eyewear consumer. To that end,
IdolEyez launched its first "bricks with clicks" concept store, Eyez 2.0, through a Marketing Agreement, as a Beta store, in February 2002. This venture generated customer, supplier and media interest due to the following reasons:

a) the unique technology and service combination is serving an affluent customer base.

b) the site's Frame Search and Advisor create a unique experience not offered by other eyewear retailers.

c) In store Virtual Try on station.

We have gathered real-world customer information to be able to address the markets we have targeted. We have adjusted our staff, redirected our advertising and sales force, and have added the products/services necessary to meet the needs and expectations of our customers. The competitive advantages which
IdolEyez brings to this market and/or is developing include:

Sophistication in technology through our easy-to-use virtual try-on software.
Our entire collection of frames is catalogued and viewable online.

Online appointment tool saves time in booking appointments at the right time at the right location.

Old-fashioned service philosophy whereby we offer house calls and after-hour appointments to deepen the relationships between IdolEyez and our customers.

Certain supplier exclusives that bring new, unique, trend-setting and hard-to-find collections of high-end eye wear to our customers. Brands include
Theo, SAMA, Face-A-Face, and IC Berlin.

In-store lab that ensures the accuracy and on-time delivery of customers'
prescription eye wear.

Online Frame Advisor that provides answers and education on eye care and eye wear.

With a sales and marketing management team, an aggressive PR campaign is already under way. To date, IdolEyez has received coverage in SF Chronicle, SOMA
Magazine, 20/20, and VisionMonday

E-commerce capabilities (estimated to be available Q2 2003) may enable our customers to select and purchase contacts, and repurchase lost or stolen eyewear faster and easier. We are subject to a variety of federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care services. State and local legal requirements vary widely among jurisdictions and are subject to frequent change. Federal legal requirements are also subject to change.

Our corporate headquarters are located at 665 3rd Street, Suite 517, San
Francisco, California 94107 and our telephone number is (415) 861-7963.

BUSINESS FOR THE FISCAL YEAR END SEPTEMBER 30, 2002:

ISEmployment.com was a development stage company, seeking to provide on-line human resources and recruiting services for the Information Systems industry.
ISEmployment.com's on-line human resources and recruiting services, which were under development, were to specifically address the tight labor market in the
United States for Information System Professionals and also provides a cost effective mechanism for employers to access the relative abundance of qualified foreign candidates. This service is different from the job and resume posting sites currently available on the Internet by providing virtual human resources center and a virtual recruitment and selection system. The system also contains an advance module that simplifies the hiring of foreign workers.

ISEmployment.com's site was intending to be a virtual human resource site designed to automate the recruiting and selection process. Our site requires the candidate to input their personal information, which includes name, address, and location preference, wage expectancy and job position sought. A candidate is required to detail his or her hardware and software experience, showing both years experience as well as age of experience. This information is gathered by a precise technical application, a project resume and a section, which allows the candidate to "paste" their version of their resume (candidates' resumes will be searched using a "keyword" search application). The candidate will then be required to complete a soft skill evaluation section of the database. This section will allow the potential employer a brief insight into the candidate's personality. The system will then ask the candidate to input three work-related references that will be verified by ISEmployment.com's human resources assistants. Once completed, the reference checks will be available for potential employers to view on-line. If applicable, the candidate will be asked to fill out the immigration questionnaires that will be presented as a form letter once the process is complete. The pre-immigration screen will cover questions related to inadmissibility issues, such as prior arrests, convictions and refused entry into the United States of America. This visa assistance is only for TN (NAFTA)
visas only. If the candidate requires additional information or immigration assistance, they will be linked automatically to approved immigration lawyers.
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

ISEmployment.com was seeking to offer an "hr tools" section, which will allow registered users access to chat sessions and human resource links. The chat sessions will run at posted intervals and will offer free advice on current human resource issues, including such issues as immigration, recruiting and relocation. An accredited professional in the field will head each chat session.
The "hr tools" will offer the candidate numerous help pages like the dos and don'ts of interviews, salary calculators and relocation information.

ISEmployment.com was looking into the feasibility of becoming an "Application
Service Provider" in the market place. An "ASP" is a company that runs software for other companies on centralized servers. This consideration will be dependent on our perception of the current market and if there is a current market demand to be fill with a new product.

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

GROWTH STRATEGY

ISEmployment.com's objective was to be one of the leading providers of online recruiting services to employers and recruiters, especially within the information systems niche of that field. The industry is currently served by a small number of on-line systems that are interactively passive and have limited capability. In contrast, ISEmployment.com's system is an advanced search engine with a unique immigration function that will allow employers to access additional qualified candidates.

EMPLOYEES

         ISEmployment.com currently has 5 employees. ISEmployment.com relies heavily on its current officers in operating and management of its business.

CERTAIN BUSINESS RISKS

We have limited operating history or any material revenues or earnings from operations. We have no significant assets or financial resources.

We have operated at a loss to date and will, in all likelihood, continue to have operating expenses without corresponding revenues. We have had losses since our inception and we are likely to have losses for the foreseeable future, raising doubts about our ability to continue as a company.

We have had losses since our inception.

We face significant competition from competitors who have significantly greater financial resources.

We will require additional funds to achieve our current business strategy.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Idoleyez currently sub-leases corporate space in a 3,500 square foot loft. Our store location is subject to lease arrangements which contain varying terms and are not subject to short notice lease termination provisions. The lease provides for monthly base lease payments AND DOES NOT INCLUDE AN ADDITIONAL RENT
PROVISION BASED ON A PERCENTAGE OF THE COMPANY'S SALES.

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

Our stock is traded on the Over the Counter Market under the symbol "IPYC."

For the periods indicated below, the following table sets forth the high and low bid information of our stock as reported on the Over the Counter Market.

                              2002 CLOSING PRICES            2001 CLOSING PRICES
                              -------------------            -------------------
   QUARTER ENDED               LOW          HIGH               LOW       HIGH
   ---------------            ------        -----            -------      ------
October 1 - December 31        $___        $___               $___      $___
January 1 - March 31            ___         ___                ___       ___
April 1 - June 30              .040        1.51                ___       ___
July 1 - September 30          .022         .55                ___       ___

As of February 14, 2003, there were approximately 106 record holders of our stock. We have not declared or paid any cash dividends on our stock since our organization. We do not anticipate paying any cash dividends in the foreseeable future as we intend to retain future earnings, if any, for the development of our business.

DIVIDEND POLICY

The Company has not paid a cash dividend on its common stock. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings, if any, for the development of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of the assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company remains a development stage Company with no revenues and substantial general and administrative expenses and operates at a loss. The Company believes potential private placements of it's securities, and an eventual registered public offering, if successful, will assist the Company in meetings its cash needs, but there is no guarantee. Management estimates the Company's operating expenses to be a minimum of $60,000 and a maximum of $85,000 per month, at this time.

LIQUIDITY AND CAPITAL RESOURCES

The Company is not able to pay it's outstanding bills. The Company's financial statements have been prepared assuming that it will continue as a going concern.
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

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

We occasionally make forward-looking statements concerning our plans, goals, product and service offerings, store openings and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes",
"forward-looking" (or variants of those words and phrases) or similar language indicating the expression of an opinion or view concerning the future. These forward-looking statements are subject to risks and uncertainties based on a number of factors and actual results or events may differ materially from those anticipated by such forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

 ISEmployment.com, Inc.

                              Financial Statements

                           September 30, 2002 and 2001

                             ISEmployment.com, Inc.
                        Index to the Financial Statements
                           September 30, 2002 and 2001

                                                                           Page

Independent Auditors' Report...................................................1

Financial Statements

      Balance Sheet............................................................2

      Statements of Operations.................................................3

      Statements of Changes in Stockholders' Equity..........................4-5

      Statements of Cash Flows.................................................6

      Notes to the Financial Statements.....................................7-14

                                        i

                          Independent Auditors' Report

To the Board of Directors and Stockholders of ISEmployment.com, Inc.

We have audited the accompanying balance sheet of ISEmployment.com, Inc. (a development stage company) as of September 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended September
30, 2002 and 2001 and for the period from October 20, 1999 (development stage inception) to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ISEmployment.com, Inc. as of
September 30, 2002 and the results of its operations, changes in shareholders'
equity and cash flows for the years ended September 30, 2002 and 2001 and from
October 20,1999 (development stage inception) to September 30, 2002 in conformity with accounting principles generally accepted in the United States of
America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
January 15, 2003

                                        1

                             ISEmployment.com, Inc.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2002

                                     Assets
Current Assets
Due from affiliate                                           $   39,611
                                                             --------------
         Total Current Assets                                    39,611
                                                             --------------

Property and equipment, net of accumulated
depreciation of $955 at September 30, 2002                        1,433
                                                             --------------

Other Assets
Deposit                                                             353
                                                             --------------
     Total Other Assets                                             353
                                                             --------------
        Total Assets                                             41,397
                                                             ==============

        Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses                           227,478
Due to officers                                                   5,428
Due to affiliate                                                  2,388
Loan payable                                                     34,100
                                                             --------------
     Total Current Liabilities                                  269,394
                                                             --------------
Stockholders' Equity (Impairment)
     Common stock, par value $0.001; 100,000,000 shares
          authorized and 4,698,738 shares issued and
          outstanding                                            4,699
     Additional paid in capital                                395,274
     Subscription receivable                                      (200)
     Accumulated deficit during development stage             (627,770)
                                                             --------------
        Total Stockholders' Equity (Impairment)               (227,997)
                                                             --------------
        Total Liabilities and Stockholders' Equity           $  41,397
                                                             ==============

        See notes to the financial statements and accountants' report.

                             ISEmployment.com, Inc.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                    Years Ended September 30, 2002 and 2001,
     and Period from October 20, 1999 (Date of Development Stage Inception)
                              to September 30, 2002

                                                                                          October 20, 1999
                                                                                           (Development
                                                                                               Stage
                                                            Year Ended September 30,        Inception) to
                                                      ----------------------------------    September 30,
                                                           2002               2001             2002
                                                      ---------------    ---------------    ---------------
Expenses
System development costs                              $         -        $      9,530       $   160,067
General and administrative costs                           159,017            237,521           467,703
                                                      ---------------    ---------------    ---------------

     Total Expenses                                        159,017            247,051           627,770
                                                      ---------------    ---------------    ---------------

Loss before income tax provision                          (159,017)          (247,051)         (627,770)
Income tax provision                                            -                  -                 -
                                                      ---------------    ---------------    ---------------

     Net loss                                         $   (159,017)     $    (247,051)      $  (627,770)
                                                      ===============    ===============    ===============

Basic and Diluted loss per share                             (0.05)             (0.22)            (0.36)
                                                      ===============    ===============    ===============
Weighted average basic and diluted shares outstanding    3,172,854          1,101,370         1,737,260
                                                      ===============    ===============    ===============

         See notes to the financial statements and accountants' report.

                             ISEmployment.com, Inc.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
                  Years Ended September 30, 2002 and 2001, and
           the Period from October 20, 1999 (Date of Development Stage
                        Inception) to September 30, 2002

                                                                                           Deficit
                                                                                         Accumulated
                                              Common Stock     Additional                During the       Total
                                          -------------------   Paid in   Subscription  Developmental  Stockholders'
                                 Date      Shares     Amount   Capital     Receivable      Stage          Equity
                               ---------  ---------  --------  --------   ------------   -----------     --------
Balance - October 1, 1999 and
   October 20, 1999              -       1,000,000   $ 1,000   $    75    $     -      $  (1,075)      $      -

Capital Contribution         03/31/2000         -         -        880          -             -              880

Merger Transaction:          06/30/2000
   Shares issued                           400,000       400      (400)         -             -               -
   Shares cancelled                       (800,000)     (800)      800          -             -               -
   Recapitalization                             -         -     (1,755)       (200)        1,075            (880)

Net loss for the year ended
   September 30, 2000                           -         -         -           -       (221,702)       (221,702)
                               ---------  ---------  --------  --------   ------------   -----------     --------

Balance - September 30, 2000               600,000       600      (400)       (200)     (221,702)       (221,702)

Purchase of intellectual
    property                 06/30/2001  1,500,000     1,500    (1,500)         -             -               -

Net loss for the year ended
   September 30, 2001                           -         -         -           -       (247,051)       (247,051)
                               ---------  ---------  --------  --------   ------------   -----------     --------

Balance - September 30, 2001             2,100,000   $ 2,100   $(1,900)   $   (200)    $(468,753)      $(468,753)

         See notes to the financial statements and accountants' report.

                             ISEmployment.com, Inc.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
                  Years Ended September 30, 2002 and 2001, and
           the Period from October 20, 1999 (Date of Development Stage
                        Inception) to September 30, 2002

                                                                                           Deficit
                                                                                         Accumulated
                                              Common Stock     Additional                During the       Total
                                          -------------------   Paid in   Subscription  Developmental  Stockholders'
                                 Date      Shares     Amount   Capital     Receivable      Stage          Equity
                               ---------  ---------  --------  --------   ------------   -----------     --------

Balance, September 30, 2001               2,100,000  $  2,100  $ (1,900)  $     (200)    $(468,753)     $(468,753)

Shares issued as loan payments 11/19/2001   478,238       478   397,174           -             -         397,652

Shares issued as compensation
  for consulting services-
  Transactions (at par value): 03/27/2002   250,000       250        -            -             -             250
                               04/23/2002   225,000       225        -            -             -             225
                               04/29/2002   115,000       115        -            -             -             115
                               05/02/2002   100,000       100        -            -             -             100
                               05/16/2002   400,000       400        -            -             -             400
                               07/16/2002   450,000       450        -            -             -             450
                               07/18/2002    69,189        69        -            -             -              69
                               07/22/2002    22,000        22        -            -             -              22
                               07/29/2002   549,311       550        -            -             -             550

Shares cancelled for services
 not performed (at par value): 07/19/2002   (60,000)      (60)       -            -             -             (60)

Net loss for the year ended
   September 30, 2002                            -         -         -            -       (159,017)      (159,017)
                               ---------  ---------  --------  --------   ------------   -----------     --------

Balance, September 30, 2002               4,698,738  $  4,699  $395,274   $     (200)    $(627,770)     $(227,997)
                               =========  =========  ========  ========   ============   ===========     ========

              See accountants' report on the financial statements.

                             ISEmployment.com, Inc.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                  Years Ended September 30, 2002 and 2001, and
                October 20, 1999 (Development Stage Inception) to
                               September 30, 2002

                                                                           October 20, 1999
                                                                             (Development
                                                                               Stage
                                                 Year Ended September 30,    Inception) to
                                                 ------------------------    September 30,
                                                  2002              2001        2002
                                                 ------            ------      ------

Cash Flows From Operating Activities
Net Loss                                        $(159,017)        $(247,051)   $(627,770)
Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operating Activities
     Depreciation                                     955                -           955
     Stock issued for services                      2,121                -         2,121
System development expenses incurred
     by assumption of a related party loan             -                 -        96,555
System development expenses incurred
     by assumption of advances payable                 -                 -        42,147
(Increase) Decrease in Assets
     Deposit                                           -               (353)        (353)
Increase (Decrease) in Liabilities
     Accounts payable and accrued expenses        115,122            91,011      227,478
                                                -----------       -----------   -----------
        Net Cash (Used) by Operating Activities   (40,819)         (156,393)    (258,867)
                                                -----------       -----------   -----------

Cash Flows From Investing Activities
     Loans to affiliates                               -            (39,014)     (39,611)
                                                -----------       -----------   -----------
        Net Cash (Used) by Investing Activities        -            (39,014)     (39,611)
                                                -----------       -----------   -----------

Cash Flows From Financing Activities
     Net proceeds from officer loans                6,719             1,224        5,428
     Proceeds from shareholder loans                   -            191,239      397,652
     Repayment of a related party loan                 -                 -       (96,555)
     Repayment of advances payable                     -                 -       (42,147)
     Proceeds from third party loan                34,100                -        34,100
                                                -----------       -----------   -----------
        Net Cash Provided by Financing Activities  40,819           192,463      298,478
                                                -----------       -----------   -----------

Net (Decrease) Increase in Cash and Equivalents        -             (2,944)          -
Cash and Equivalents at Beginning of Year              -              2,944           -
                                                -----------       -----------   -----------
Cash and Equivalents at End of Year                    -          $      -     $      -
                                                ===========       ===========   ===========

              See accountants' report on the financial statements.

                             ISEmployment.com, Inc.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                  Years Ended September 30, 2002 and 2001, and
                October 20, 1999 (Development Stage Inception) to
                               September 30, 2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                          October 20, 1999
                                                                            (Development
                                                                               Stage
                                           Year Ended September 30,        Inception) to
                                     -----------------------------------   September 30,
                                         2002                2001             2002
                                     ---------------     ---------------    -----------
Cash paid during the year for:
     Interest                        $     -                    -           $     -
     Income taxes                          -                    -                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended September 30, 2002, the Company issued 478,238 common shares to individual lenders in payment of loans totalling $397,652, resulting in additional paid-in capital of $397,174.

During the year ended September 30, 2001, the Company acquired telephone equipment in the amount of $2,388 by assuming a payable from a Company related through common ownership.

              See accountants' report on the financial statements.

                             ISEmployment.com, Inc.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

The Company was incorporated under the laws of the State of Wyoming on February
27, 1997. The Company ceased all operating activities during the period from
February 27, 1997 to October 20, 1999, and was considered dormant.

On June 30, 2000, ISEmployment.com, Inc. (ISEmployment), a Delaware corporation, and Magical Marketing, Inc. (Magical Marketing), merged. Magical Marketing became the surviving corporation and adopted the name ISEmployment.com, Inc. The
Company issued 400,000 shares of common stock to the shareholders of the former
ISEmployment.com, Inc. corporation and the Company's majority stockholder cancelled his 800,000 shares of common stock upon the merger. The merger transaction was treated as a recapitalization and was accounted for as a reverse acquisition and recorded at historical cost with no goodwill or other intangibles recorded. The 400,000 common share decrease as a result of the merger transaction reflects the exchange of ISEmployment's 2,000,000 shares for
400,000 shares of the Company common stock and the retirement of 800,000 shares of Company common stock.

The Company is primarily engaged in developing an on-line human resources and recruiting service for the information systems industry.

Depreciation and Amortization

Property and equipment are carried at cost. Depreciation is provided for financial reporting purposes on a straight-line basis over the estimated useful lives of the assets: 5 years for machinery and equipment. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

Organization Costs

Organization costs are expensed as incurred in accordance with Statement of
Position 98-5 as issued by the American Institute of Certified Public
Accountants.

                             ISEmployment.com, Inc.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalization of Internal-Use Software Costs

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are provided against deferred tax assets for which there is doubt the asset will be realized.

Foreign Currency

The Company generates and expends cash in both U. S. dollars and Canadian dollars. Management believes that the Company's primary economic environment is
U. S. dollars.

The Company's financial statements have been prepared on the basis of U. S.
dollars; however, certain transactions during the year were executed in Canadian dollars. Gains or losses from changes in Canadian dollar to U. S. dollar exchange rates for transactions denominated in Canadian dollars are included in the determination of operating results in the period in which the exchange rate changes. No significant transaction gains or losses were incurred for the years ended September 30, 2002 and 2001.

Stock-Based Compensation

The Company has elected to comply with the fair value based method of accounting prescribed by Statement of Financial Accounting Standards No. 123, Accounting
for Stock-Based Compensation, for its stock incentive plan.

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

                             ISEmployment.com, Inc.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible
Assets. Under SFAS No. 142, goodwill and tangible assets with indefinite lives are no longer amortized but are reviewed annually at a minimum for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The provisions of SFAS No. 142 apply to goodwill and intangible assets arising for acquisitions completed subsequent to
June 30, 2001. SFAS No. 142 is required to be adopted for goodwill and intangible assets arising from acquisitions prior to June 30, 2001 as of
December 31, 2001 and is effective for fiscal years beginning after December 15,
2001. The Company is currently determining the impact of adopting this standard under the transition provisions of SFAS No. 142.

GOING CONCERN UNCERTAINTY

As shown in the financial statements, the Company has cumulative losses of
$627,770 and $-0- cash at September 30, 2002. The company currently has no sales. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to develop and commercialize its technology and continue as a going concern, the Company will need, among other things, additional capital resources and financing.

Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the company's technology and services and satisfy immediate operating needs; and (2) using common stock to pay for consulting and professional services.

In November 2001, management entered into an agreement with an investment banking company wherein the investment bankers would endeavor to obtain, on a best-efforts basis, up to $2 million in financing for the Company through the sale of its common stock. No funds were raised under this agreement which expired in May 2002. Subsequent to September 30, 2002, the Company executed an
Agreement of Reorganization effected by a reverse merger of another entity into the Company as a public shell (see Note - SUBSEQUENT EVENTS).

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

                             ISEmployment.com, Inc.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements

PROPERTY AND EQUIPMENT:

Equipment at cost, less accumulated depreciation, consists of the following

                                                  September 30,
                                                     2002
                                                  -----------
           Telephone equipment                    $  2,388
           Less accumulated depreciation              (955)
                                                  -----------
                                 Total            $  1,433
                                                  ===========

Depreciation expense charged to operations was $955 and $0 in 2002 and 2001, respectively.

DUE TO OFFICERS

The Company has received advances from its President and Chief Executive Officer from time to time. The advances are non-interest bearing and due on demand.

LOAN PAYABLE

During the year ended September 30, 2002, the company incurred debt from an individual, which is non-interest bearing and due upon demand. The balance due at September 30, 2002 is $34,100.

RECEIVABLE FOR COMMON STOCK

On March 7, 2000, the former ISEmployment.com issued 2,000,000 shares of its common stock in exchange for $200 in receivables. The receivables are non-interest bearing and due on demand. The receivables are carried in the balance sheet as a reduction to common stock.

INCOME TAXES

The income tax provision (benefit) is comprised of the following:

                                     Years Ended September 30,
                                     ------------------------
                                       2002           2001
                                     ----------    ----------

          Current                  $    -             $    -
          Deferred                 (54,066)           (83,997)
          Valuation allowance       54,066             83,997
                                  ----------         ----------
                                   $    -             $    -
                                  ==========         ==========

Income tax at the federal statutory rate is reconciled to the Company's actual income tax provision as follows:

                                           Years Ended September 30,
                                           ------------------------
                                             2002           2001
                                           ----------    ----------

         Federal income tax benefit           34%            34%

         Valuation allowance                 (34)           (34)
                                           ----------    ----------
         Effective tax rate                    -%             -%
                                           ==========    ==========

                             ISEmployment.com, Inc.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements

INCOME TAXES (continued)

The Company's provision for income taxes differs from applying the statutory U.
S. federal income tax rate to income before income taxes. The primary differences result from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

Those amounts have been presented in the Company's financial statements as follows:

                                                                      September 30,
                                                                          2002
                                                                       -----------
       Deferred tax asset, noncurrent                                  $ 213,442
       Total valuation allowance recognized for deferred tax assets     (213,442)
                                                                       -----------

       Net deferred tax asset (liability)                              $      -
                                                                       ===========

The Company has available net operating losses carryforwards which may be used to reduce Federal and State taxable income and tax liabilities in future years as follows:

                                                Federal
                                              ------------
       Available Through           2020       $  221,702
                                   2021          247,051
                                   2022          159,017
                                              ------------
                 Total                        $  627,770
                                              ============

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

The Company leases its office facilities from a stockholder on a month-to-month basis. Rent is currently $938 per month in Canadian dollars or approximately
$591 in U. S. dollars at September 30, 2002 exchange rates. Rent at September
30, 2001 was $938 per month in Canadian dollars or approximately $594 in U. S.
dollars at September 30, 2001 exchange rates. Rent expense on this facility for the years ended September 30, 2002 and 2001 totalled $2,400 and $10,272, respectively. The Company is also obligated to pay for certain common area fees and property taxes under the terms of the lease. These fees and property taxes total $1,141 per month in Canadian dollars or approximately $719 in U. S.
dollars at September 30, 2002 exchange rates.

The Company has received advances from its officers in the amount of $6,719 and
$1,224 during the years ended September 30, 2002 and 2001, respectively. Amounts due to officers at September 30, 2002 were $5,428.

                             ISEmployment.com, Inc.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements

RELATED PARTY TRANSACTIONS (Continued

The Company has advances to an entity related through common ownership in the amount of $39,611 at September 30, 2002. These receivables from a related party are non-interest bearing and are due on demand.

In the year ended September 30, 2001, the Company acquired telephone equipment from a Company related through common ownership by assuming a payable for
$2,388.

OTHER TRANSACTIONS

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

STOCK INCENTIVE PLAN

On April 22, 2002, the Company initiated a Stock Incentive Plan, which enabled the Company to award options or other stock-based compensation up to a total of
1,000,000 shares, which may consist, in whole or in part, of unissued or treasury shares. No award may be granted under the plan after April 22, 2012.

Any options granted under the plan would be non-qualified or incentive stock options. The option price per share shall not be less than 100% of the fair market value of the shares on the date an option is granted. Options are exercisable within 10 years from grant date. As of September 30, 2002, no options were granted under the plan.

Other stock-based compensation may be granted under the plan as awards of shares, restricted shares or otherwise based on the fair market value of shares, with the right to receive one or more shares upon completion of services, occurrence of an event or attainment of performance objectives. During the year ended September 30, 2002, the Company issued the maximum of 1,000,000 shares under the plan as compensation for services provided. Compensation expense of
$1,000 was recognized based on the fair value of shares issued.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and accounts payable approximates fair value due to their short term nature. The fair value of the loans payable and receivables from a related party are not determinable because quoted market prices are not available and the cost of obtaining an independent valuation is excessive.

COMMITMENTS AND CONTINGENCIES

At September 30, 2002, the Company is party to a claim by inaVest, Inc. in the amount of $25,000 in connection with its failed representation of the Company in attempting to raise $500,000 in capital. The nature of the claim is unclear, and the claimant has failed to substantiate their claim. Management contends that no monies are owed under this arrangement and would vigorously contest any lawsuit filed in connection with this claim.

                             ISEmployment.com, Inc.
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements

SUBSEQUENT EVENTS

On October 11, 2002, the Company's officers, Scott F. Murray and Frank Ulakovich resigned their positions as officers and separated from the Company. Gerald W.
Belanger Jr. was appointed interim chief executive officer as of the same date.

On October 16, 2002, the Company executed an Agreement and Plan of
Reorganization with Idoleyez, LLC. The agreement stipulated that the Company would transfer 1,000,000 convertible preferred shares of the Company's common stock in exchange for 100% of the issued and outstanding membership interest of
Idoleyez, LLC. Pursuant to the agreement, upon conversion of the preferred shares, Idoleyez, LLC will own approximately 80% of the then issued and outstanding shares of the Company. Idoleyez, LLC also agreed to assume certain accounts payable and other liabilities of the company, totalling $126,679.53. In addition, further to the Employment Contract of Gerald W. Belanger, the Board
approved an amendment to the Articles of Incorporation, authorizing the creation of a Class B Multiple Voting Share (with 10 votes per share and no cash value)
and authorized the issuance of 6,000,000 Class B Multiple Voting Shares and
150,000 Rule 144 common shares to Mr. Belanger. At the closing of the reorganization agreement, Mr. Belanger retired the 6,000,000 Class B shares for
$75,000 in cash.

The following represents the unaudited proforma results of operations as if the business combination had occurred at the beginning of the second year preceding the year of acquisition.

                                   Years Ended September 30,
                                   ------------------------
                                     2002           2001
                                   ----------    ----------

              Net Sales           $      -         $      -
              Net Loss            $(657,128)       $(492,970)
              Loss Per Share      $   (0.16)       $   (0.23)

On October 25, 2002, the Company agreed to sell all technologies, software and intellectual properties associated with ITISHR, the recruitment software environment developed by the Company (purchased in June 2001 for 1,500,000 common shares at a historical cost approximating zero). As consideration, the buyers, Scott Murray, Frank Ulakovich and Crown Capital, LLC, agreed to the complete extinguishment of loans payable to the buyers in the amount of $77,000
(Canadian dollars) or approximately $48,000 in U. S. currency.

On January 10, 2003, Gerry Belanger resigned his position with the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

As filed on Form 8-K, July 2002, the Company's principal auditing firm (Levitz,
Zacks & Ciceric) resigned and as filed on Form 8-K, February 13, 2003, the
Company engaged the firm of Rosenberg Rich Baker Berman & Co., New Jersey, as the new principal auditing firm.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

Certain of the past executive officers of the company were as follows:

   NAME                         AGE                   POSITION
   ----------------             ---            -----------------------
   Scott F. Murray              32             Co-Chief Executive Officer
   Frank Ulakovich              30             Co-Chief Executive Officer

BIOGRAPHIES OF THE PAST DIRECTORS AND EXECUTIVE OFFICERS

MANAGEMENT

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

Current Management:

The following describes Management of the Company starting from the closing of the transaction with Idoleyez; provided, however, on January 2, 2003, Mr.
Collins resigned.

THOM HAYWARD                                      Mr. Hayward is currently President and C.E.O. .
Age:  44                                          Mr. Hayward serves as the President and Chief Executive Officer
Director since 2001                               of Company.  Thom has over twenty years of experience in the San
Executive, Audit and Compensation                 Francisco Bay Area as a creative and sales professional specializing
Committees                                        in technology marketing, new media and advertising.

CHRISTOPHER T. COLLINS                            Mr. Collins is a Managing Director of International Asset Group,Ltd.
AGE:  38                                          an international investment/merchant banking group headquartered in
Director since 2002                               London, specializing exclusively in the small cap market place.  He was formerly a Senior Vice President of Morgan Stanley Dean Witter, a
                                                  position he held for three years.  Prior to this, as Director of
                                                  Sales in the South Florida District, he worked with a team of professionals responsible for a portfolio of over $1.0 billion comprised of High Net Worth Clients and small institutions.  Mr.
                                                  Collins is licensed in all fifty states to provide investment advice and currently has a Series 3, a Series 7, a Series 8, a Series 63 and
                                                  a Series 65 license.

MARK ZENGO                                        Mr. Zengo has fifteen years of experience in the investment banking
AGE:  38                                          community in both domestic and international securities.  He was most
Director since 2002                               recently a Managing Director at ABN AMRO Sec. Ltd.-New York.  In the
                                                  past he has been Head of domestic equity trading at Bankers Trust
                                                  Securities-New York, and Head of ADR trading in London for Natwest
                                                  Sec.  Currently he is partnered with a new project; E-Partners, which enables electronic connectivity within the equity markets.  Mr. Zengo currently has a Series 7, a Series 63, a Series 24 and a Series 55
                                                  license.  He holds a B.A. in Economics from Bates College.

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

ITEM 10. EXECUTIVE COMPENSATION

Current members of Management were not paid any compensation from the Company during the last fiscal year ended September 30, 2002. The Company is not paying the director compensation.

DIRECTOR COMPENSATION

         The company reimburses directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as to shares of common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each director and named executive officer of the company, and (iii) all executive officers and directors of the company as a group, all as of February 14, 2003: Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him.

Name and Address of             Number of Shares           Percentage
Beneficial Owner                of Beneficially Owned      Ownership of Class(1)
----------------------          ----------------------     -------------------

Thom Hayward (2)                      5,000,000                  20%
665 3rd Street, Suite 517
San Franciso, CA  94107

Mark Zengo(2) (3)                     2,000,000                   8%
665 3rd Street, Suite 517
San Franciso, CA  94107

Denice Zengo (4)                      2,400,000                   9%
C/o 665 3rd Street, Suite 517
San Franciso, CA  94107

All officers and Directors            7,000,000                  28%
as a group, three persons (3)

---------
(1)  Calculated  on the basis of  24,711,738  shares of Common  Stock issued and outstanding  and  percentages  are rounded and  are approximates.
(2)  Officer and/or Director.
(3) Does not consider the following shares held by relatives of Mr. Zengo:
Aaron Zengo,  1,000,000 shares,  Denice Zengo, finacee to Mr. Mark Zengo,
2,400,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Various disputes exist with former members of Management concerning monies owed, services and related matters and the Company is unable to identify, at this time, the details of such matters until further consultation and research is conducted, and the same applies as to related transactions involving such persons and the Company: current Management is unable to determine past related transactions for the year ended September 30, 2002.

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

2.2      Agreement dated October 16, 2002, between the Registrant and
         Idoleyez.com, LLC. (incorporated by reference to Form 8-K, filed for
         November 13, 2002)

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

(b) Reports on Form 8-K

July 1, 2002, the resignation of the former accountants (Levitz, Zacks &
Ciceric) was reported.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISEmployment.com, Inc.
(Registrant)

By: /S/ Thom Hayward
----------------------------------
        Thom Hayward
        President(principal executive officer) and Treasurer(principal financial officer)

Date: February 14, 2003

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the date indicated.

ISEMPLOYMENT.COM, INC.

By:  /s/ Thom Hayward
----------------------
         Thom Hayward
         Director

Date: February 14, 2003

By:  /s/ Mark Zengo
----------------------
         Mark Zengo
         Director

Date: February 14, 2003

