Form 10QSB
period 2002-12-31
ISEMPLOYMENT COM INC
filed 2003-02-21
CIK 1101367

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended December 31, 2002.

[ ]   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ____________

                        Commission file number: 000-28611

                             ISEMPLOYMENT.COM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Wyoming                                         86-0970152
  -------------------------------               ------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer Identification No.)
  incorporation or organization)

                            665 3rd Street, Suite 517
                            San Francisco, CA 94107
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                  415-861-7963
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
                                                                Yes [X]  No [ ]

The number of outstanding  shares of the issuer's common stock is 24,711,738 as of this date.

Transitional Small Business Disclosure Format

                                                                Yes [ ]  No [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

        PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

PART II: OTHER INFORMATION

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.....................................12

                                       1

ITEM 1.  FINANCIAL STATEMENTS

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets

                                                  (Unaudited)            (Audited)
                                                  December 31,          September 30,
                                                      2002                  2002
                                                ----------------      -----------------
         Assets
Current Assets
         Cash                                      $     12,092          $        -
         Loans receivable                                61,555                   -
         Note receivable, current                        37,932                   -
         Due from affiliate                                  -                39,611
         Accrued interest receivable                     16,158                   -
                                                ----------------      -----------------
                  Total Current Assets                  127,737               39,611

Property and equipment, net of accumulated
  depreciation of $606 and $955,
  respectively                                            4,432                1,433
Note receivable, net of current portion                 204,447                   -
Goodwill                                              1,441,304                   -
Website development costs                                85,993                   -
Acquisition costs                                        75,000                   -
Other assets                                                 -                   353
                                                ----------------      -----------------
                  Total Assets                        1,938,913               41,397
                                                ================      =================

         Liabilities and Stockholders Equity
Current Liabilities
         Accounts payable and accrued expenses          615,095              227,478
         Accrued interest payable                        45,000                   -
         Loans payable                                  103,000               34,100
         Due to officers                                     -                 5,428
         Due to affiliate                                    -                 2,388
         Term notes payable                             375,439                   -
         Current portion of long term debt               11,000                   -
                                                ----------------      -----------------
                  Total Current Liabilities           1,149,534              269,394

         Long Term Debt                                 138,891                   -
                                                ----------------      -----------------

                  Total Liabilities                   1,288,425              269,394
Stockholders' Equity (Impairment)
         Common stock, $.001 par value 100,000,000
           shares authorized; 24,711,738 and
           4,698,738 shares issued and outstanding,
           respectively                                  24,712                4,699
         Additional paid in capital                   1,375,911              395,274
         Subscription receivable                           (200)                (200)
         Deficit accumulated during development
           stage                                      (749,935)             (627,770)
                                                ----------------      -----------------
                  Total Stockholders' Equity
                    (Impairment)                      650,488               (227,997)
                                                ----------------      -----------------

         Total Liabilities and Stockholders'
           Equity                             $     1,938,913            $     41,397
                                                ================      =================

         See notes to the condensed consolidated financial statements.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                 Three Months Ended December 31, 2002 and 2001,
     and Period from October 20, 1999 (Date of Development Stage Inception)
                              to December 31, 2002

                                                                                                             October 20,
                                                                                                                1999
                                                                                                            (Development
                                                                                                               Stage
                                                                                                            Inception) to
                                                                             Three Months Ended              December 31,
                                                                                 December 31,                   2002
                                                                        --------------------------------  -----------------
                                                                            2002              2001
                                                                        ---------------   --------------  -----------------

Revenues                                                                 $       -          $       -        $        -
                                                                        ---------------   --------------  -----------------
                                                                                 -                  -            160,067
System development costs
Selling, general and administrative expenses                                 55,583             36,822           522,331
Depreciation                                                                    606                 -              1,561
                                                                        ---------------   --------------  -----------------
         Total                                                               56,189             36,822            683,959

Operating Loss                                                              (56,189)           (36,822)          (683,959)

Other Income (Expense)
         Interest income                                                      4,039                 -               4,039
         Interest expense                                                   (57,362)                -             (57,362)
                                                                        ---------------   --------------  -----------------
               Total Other Income (Expense)                                 (53,323)                -             (53,323)

Loss Before Cumulative Effect of Change in Accounting Principle            (109,512)           (36,822)          (737,282)

Cumulative Effect of Change in Accounting Principle                         (12,653)                -             (12,653)
                                                                        ---------------   --------------  -----------------
         Net Loss                                                        $ (122,165)        $  (36,822)      $   (749,935)
                                                                        ===============   ==============  =================
       Net Loss Per Common Share
         Continuing operations                                           $    (0.02)        $    (0.02)      $      (0.23)
         Cumulative effect of accounting change                                  -                  -                  -
                                                                        ---------------   --------------  -----------------
                  Total                                                  $    (0.02)        $    (0.02)      $      (0.23)
                                                                        ===============   ==============  =================
Weighted Average Common Shares Outstanding                                7,859,955          2,318,326          3,315,417
                                                                        ===============   ==============  =================

         See notes to the condensed consolidated financial statements.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
           Condensed Consolidated Comparative Statements of Cash Flows
               Three Months Ended December 31, 2002 and 2001, and
       October 20, 1999 (Development Stage Inception) to December 31, 2002
                                                                                                             October 20,
                                                                                                                1999
                                                                                                            (Development
                                                                                                                Stage
                                                                              Three Months Ended            Inception) to
                                                                                 December 31,                December 31,
                                                                         --------------------------------
                                                                              2002             2001               2002
                                                                         ---------------  ---------------   -----------------
Cash Flows from Operating Activities
  Operating Activities:
     Net loss                                                             $   (122,165)      $ (36,822)       $  (749,935)
     Adjustments to Reconcile Net Loss to Net Cash (Used)
       by Operating Activities
        Depreciation and amortization                                              606              -               1,561
        Compensation and other services paid through
          issuance of common stock                                                 650              -               2,771
        Cumulative effect of change in accounting principle                     12,653              -              12,653
        System development expenses incurred by
          assumption of a related party loan                                        -            9,920             96,555
        System development expenses incurred by
          assumption of advances payable                                            -               -              42,147

Changes in Operating Assets and Liabilities
         Loans receivable                                                      (23,078)             -             (23,078)
         Accrued interest receivable                                            (4,039)             -              (4,039)
         Deposit                                                                    -               -                (353)
         Accounts payable and accrued expenses                                  40,147          26,902            267,625
         Accrued interest payable                                               45,000              -              45,000
                                                                         ---------------  ---------------   -----------------
                  Net Cash (Used) by Operating Activities                      (50,226)             -            (309,093)
                                                                         ---------------  ---------------   -----------------

Cash Flows From Investing Activities
         Loans to affiliates                                                        -               -             (39,611)
                                                                         ---------------  ---------------   -----------------
                  Net Cash (Used) by Investing Activities                           -               -             (39,611)
                                                                         ---------------  ---------------   -----------------

Cash Flows From Financing Activities
         Net cash from reverse acquisition                                      65,106              -              65,106
         Repayment of term notes                                                  (425)             -                (425)
         Repayment of long term debt                                            (2,363)             -              (2,363)
         Net proceeds from officer loans                                            -               -               5,428
         Proceeds from shareholder loans                                            -               -             397,652
         Repayment of a related party loan                                          -               -             (96,555)
         Repayment of advances payable                                              -               -             (42,147)
         Proceeds from third party loan                                             -               -              34,100
                                                                         ---------------  ---------------   -----------------
                  Net Cash Provided By Financing Activities                     62,318              -             360,796
                                                                         ---------------  ---------------   -----------------

Net Increase in Cash                                                            12,092              -              12,092
Cash Beginning of Period                                                            -               -                  -
                                                                         ---------------  ---------------   -----------------
Cash, End of Period                                                         $   12,092      $       -         $    12,092
                                                                         ===============  ===============   =================
         See notes to the condensed consolidated financial statements.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows

                                                                                        Three Months Ended
                                                                                            December 31,
                                                                                  ----------------------------------
                                                                                      2002               2001
                                                                                  ---------------    ---------------
                       Supplemental Disclosure of Cash Flow Information
                                             Interest paid                         $       400        $        -
                                                                                  ===============    ===============
                                           Income taxes paid                       $        -         $        -
                                                                                  ===============    ===============

Supplemental Schedule of Non-Cash Investing and Financing Activities
       Issuance of 20,000,000 Common Shares for 100% of the Membership Interests of Idoleyez, LLC on October 16,
       2002, resulting in goodwill of $1,441,304.

       Utilization of $75,000 bridge loan toward acquisition costs at closing of reverse merger.

         See notes to the condensed consolidated financial statements.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 1. THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for ISEmployment.com, Inc. and
        Subsidiary (the Company) (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

       Basis of Presentation
        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31,
        2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended September 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2002.

        The Company was incorporated under the laws of the State of Wyoming on
        February 27, 1997. The Company ceased all operating activities during the period from February 27, 1997, to October 20, 1999, and was considered dormant. On June 30, 2000, ISEmployment.com, Inc.
        (ISEmployment), a Delaware corporation, and Magical Marketing, Inc.
        (Magical Marketing), merged. Magical Marketing became the surviving corporation and adopted the name ISEmployment.com, Inc. The Company issued 400,000 shares of common stock to the shareholders of the former ISEmployment.com, Inc. corporation and the Company's majority stockholder cancelled his 800,000 shares of common stock upon the merger. The merger transaction is treated as a recapitalization and is accounted for as a reverse acquisition and recorded at historical cost with no goodwill or other intangibles recorded. The 400,000 common share decrease as a result of the merger transaction reflects the exchange of ISEmployment's 2,000,000 shares for 400,000 shares of
        Company common stock and the retirement of 800,000 shares of Company common stock. On October 16, 2002, the Company entered into an
        Agreement and Plan of Reorganization with Idoleyez.com, LLC
        (Idoleyez), a California Limited Liability Company. Pursuant to this agreement, the Company issued 20,000,000 shares of common stock in exchange for 100% of the issued and outstanding Units of Idoleyez. In addition, the Company paid $75,000 as consideration for the retirement of 6,000,000 shares of Class B common stock, authorized and issued on
        October 11, 2002 that were outstanding as of October 16, 2002. These shares were multiple-voting shares with no cash value. As a result of the transaction, the former members of Idoleyez became majority shareholders, owning approximately 80% of all outstanding shares. The newly re-organized entity retained only liabilities of $126,680 and all equity that existed prior to the transaction. The merger transaction is treated as a recapitalization and is accounted for as a reverse acquisition. Goodwill in the amount of $1,441,304 has been recorded as a result of the excess of the fair value of shares issued over the fair value of net assets acquired. The Company is primarily engaged in raising capital and developing the business plan initiated by Idoleyez. Idoleyez was organized to be a high-end eye care enterprise, integrating quality eyewear, exclusive brands, innovative styles, and custom technology within a unique environment to deliver an exception retail buying experience to the discriminating high-end eyewear consumer.

       Revenue Recognition
        Revenue from providing services to customers will be recognized when the services are rendered.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 1. THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES(Continued)

       Capitalization of Internal-Use Software Costs
        The Company follows the guidance in Statement of Position 98-1,
        Accounting for Costs of Computer Software Developed or Obtained for
        Internal Use, and EITF 00-2, Accounting for Web Site Development
        Costs. During the preliminary project stage, the Company expenses internal and external costs it incurs, or assumes from related parties, to develop internal-use software and systems. During the application development product stage, the Company capitalizes such costs and will evaluate them periodically for impairment.
        Substantially all costs consist of consulting and related expenses incurred for enhancements to the Company's web site, classification and organization of listings within properties, and development costs.

       Depreciation
        The straight-line method is used for computing depreciation on substantially all property and equipment. Depreciation is based on estimated useful lives as follows: furniture, 7 years; and office equipment and computers, 3 to 5 years.

       Start-Up Costs
        The Company expenses organization and start-up costs as incurred.
        Following the guidance in Statement of Position 98-5, Reporting on the
        Costs of Start-up Activities, the Company wrote off organization costs acquired in the merger transaction that were previously capitalized and treated the transaction as the cumulative effect of a change in accounting principle.

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

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 2. CAPITAL RESOURCES

        As shown in the financial statements, the Company has cumulative losses of $749,935 and $12,092 of cash at December 31, 2002. The
        Company currently has no sales. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to develop and commercialize its technology and continue as a going concern, the Company will need, among other things, additional capital resources and financing. Management believes the consummation of the reverse merger will place the Company in a better position to raise more capital. Management's additional plans to obtain resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's technology and services and satisfy immediate operating needs, and (2) using common stock to pay for consulting and professional services. The ability of the
        Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3.  PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:
                                                                                      December   31,        September   30,
                                                                                          2002                  2002
                                                                                    ----------------      -----------------
         Cost
                  Computer system                                                   $     5,038           $     2,388
                  Accumulated depreciation                                                 (606)                 (955)
                                                                                   ----------------      -----------------
                           Net property and equipment                               $     4,432           $     1,433
                                                                                   ================      =================

       The aggregate depreciation charged to operations for the three months ended December 31, 2002 and 2001 was $606 and $-0-, respectively.  The depreciation policies followed by the Company are described in Note (1).

NOTE 4.  LOANS, NOTE AND INTEREST RECEIVABLE

       Note receivable consists of the following:
                                                                                      December 31,          September 30,
                                                                                         2002                  2002
                                                                                   ----------------      -----------------
         Note receivable (dated January 31, 2002) from former
         member of Idoleyez, due in 60 monthly payments
         of $4,857 including interest at 7.5%.  Note is secured by store
         inventory owned by former member.                                          $     242,379         $         -
                                                                                   ================      =================

       Interestreceivable totaling $16,158 for 11 months through December 31,
       2002 has been accrued.

       Loan receivable consists of working capital loans made to a former member of Idoleyez, totaling $61,555. Advances made during the three month period ended December 31, 2002 were $23,078.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS

       Goodwill and intangible assets consist of the following:
                                                                                      December   31,        September 30,
                                                                                         2002                  2002
                                                                                   ----------------      -----------------
         Goodwill                                                                  $     1,441,304       $        -
         Web development costs                                                              85,993                -
         Acquisition costs                                                                  75,000                -
                                                                                   ----------------      -----------------
                  Total Goodwill and Intangible Assets                             $     1,602,297       $
                                                                                   ================      =================

       During the three months ended December 31, 2002, the Company estimated the future undiscounted cash flows of the business to which the goodwill and acquisition costs relate in order to determine that their carrying values had not been impaired.

       Consideration was given to the value of web development costs at the end of the current period, and it was determined that no impairment of this intangible asset be recognized.

NOTE 6.  STOCK-BASED COMPENSATION

       On October 29, 2002, the Company issued 13,000 shares in payment for miscellaneous services provided.  The compensation expense was recorded at fair value at the date of the transaction based on the fair market value of the shares, totaling $650.

NOTE 7.  LOANS PAYABLE

       On October 29, 2002, the Company secured a bridge loan for $75,000 in order to fund the merger transaction.  The loan was payable on November
       29, 2002 in the amount of $100,000 including interest. After the due date, interest accrues at 20% per month thereafter.  The loan is secured by all shares received by Thom Hayward as a result of the merger, as well as other personal assets of Thom Hayward. Accrued interest at December
       31, 2002 was $45,000.

       Pursuant to the merger transaction, the Company retained an obligation for a loan payable in the amount of $28,000.  The loan is non-interest bearing and due on demand.  This loan had a balance of $28,000 and
       $34,100 at December 31, 2002 and September 30, 2002, respectively.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 8.  TERM NOTES PAYABLE

       Term  notes payable consists of the following:
                                                                                           December   31,        September 30,
                                                                                              2002                  2002
                                                                                          ----------------      -----------------
         Due upon obtaining additional funding
           Various notes ($164,439 due current shareholders bearing
           interest at rates ranging from 5.5% to 15%.  Guaranteed by
           Thom Hayward.                                                                  $     250,439         $      -

         Issued for services and due upon obtaining additional services
           Note bearing interest at 5.5%.  Guaranteed by Thom Hayward.                           50,000                -

         Due within 12 months
           Note from member bearing interest at 10% due January 15, 2003.
           Guaranteed by Thom Hayward.                                                           75,000                -
                                                                                          ----------------      -----------------

                                    Total term notes payable                              $     375,439         $      -
                                                                                          ================      =================

NOTE 9.  LONG-TERM DEBT

       Long-term debt consists of the following:
                                                                                           December 31,          September 30,
                                                                                              2002                  2002
                                                                                          ----------------      -----------------
          Note payable in 87 variable monthly installments of
          approximately $3,150 including interest of 14% per annum.  Secured by certain property and equipment owned by former member of
          Idoleyez, all assets of the Company and personally guaranteed by two
          former members of Idoleyez.                                                     $     149,891         $      -

                  Less current portion                                                           11,000                -
                                                                                          ----------------      -----------------
                           Noncurrent Portion                                             $     138,891         $      -
                                                                                          ================      =================

       Maturities of long-term debt are summarized as follows:

         Periods ending September 30,                               Amount
         ----------------------------                         -----------------
                   2003                                      $       8,714
                   2004                                             15,497
                   2005                                             22,443
                   2006                                             25,795
                   2007                                             29,648
                   Thereafter                                       47,794
                                                               -----------------
                     Total                                  $      149,891
                                                               =================

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 10.  LEASES

       The Company currently leases office space from one of the former members of Idoleyez on a month to month basis with monthly rent of approximately
       $3,200.

       Total lease expense charged to operations was $9,600 and $2,400 for the three months ended  December 31, 2002 and 2001, respectively.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

       The Company's Subsidiary has also entered into a consulting agreement with a current shareholder in which the individual will perform certain consulting services for monthly fees as follows:

               Service                           Term                       Monthly Amount
       ----------------------------  ----------------------------------    ----------------
         Consulting Agreement          2 years beginning July 1, 2001       $        6,000

       The Company's Subsidiary had entered into a leasing agreement to lease certain store facilities beginning March 1, 2001 for a period of 5 years with minimum monthly payments totaling $3,070. As part of the redemption of a former member's interest in January 2002, the lease was assumed by the former member. In the event that the former member does not make the lease payments, the Subsidiary will be liable. The lease is guaranteed by Thom Hayward and Michelle Blas.

       The Subsidiary is party to a lawsuit in which the plaintiff alleges that they are owned $50,000 for services performed in the creation of new media. No trial date has been set. An amount totaling $48,242 has been accrued in the event that the Company does not prevail in the lawsuit.

       At December 31, 2002, the Company is party to a claim by inaVest, Inc.
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

       During the three months ended December 31, 2002, an individual allegedly contracted with the company for compensation of $60,000 per year and for issuance of 150,000 shares of common stock pursuant to an employment agreement to serve as an interim director of the Company.
       The Company's management contends there was no such agreement between parties with any actual authority to make such a contract, and the
       Company adamantly denies any obligation to this individual. At this time, any estimate of contingent liability in this matter cannot be reasonably determined.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 12.  SUPPLEMENTAL PRO-FORMA INFORMATION

       If the business combination described in NOTE 1 were treated  as though it had been completed at the beginning of the periods reported on, pro-forma financial results would be as follows:

                                                                Three Months       Three Months
                                                               Ended December     Ended December
                                                                  31, 2002           31, 2001
                                                              -----------------  ----------------
                  Revenues                                    $       -           $      -
                  Loss from continuing operations               (109,512)           (36,822)
                  Net loss                                      (109,512)           (49,475)
                  Loss per share                                   (0.02)             (0.02)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

                            PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed, for November 13, 2002, a Form 8-K Report explaining that the
Company entered into Agreement and Plan of Reorganization with Idoleyez.com, LLC
("Idoleyez"), a California Limited Liability Company and high-end eye care enterprise. The Company filed, for November 5, 2002, a Form 8-K Report regarding an asset sale agreement, an alleged Employment Agreement, and resignations of both Scott Murray and Frank Ulakovich, as Directors and Officers of the Company.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ISEMPLOYMENT.COM, INC. (the
"Company") on Form 10-Q for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Thom Hayward, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)   The Report fully complies with the requirements of section 13(a)
               or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and result of
               operations of the Company.

                                                /s/ Thom Hayward
                                                -----------------------
                                                    Thom Hayward
                                                    President
                                                    February 19, 2003

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ISEMPLOYMENT.COM, INC. (the
"Company") on Form 10-Q for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Thom Hayward, Treasurer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)   The Report fully complies with the requirements of section 13(a)
               or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and result of
               operations of the Company.

                                                /s/ Thom Hayward
                                                -----------------------
                                                    Thom Hayward
                                                    Treasurer
                                                    February 19, 2003

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ISEmployment.com, Inc.

                                                /s/ Thom Hayward
                                                ---------------------------
                                                    Thom Hayward
                                                    President(principal
                                                    executive officer)/Treasurer
                                                    (principal financial officer)
                                                    February 19, 2003