Form 10QSB
period 2003-03-31
ISEMPLOYMENT COM INC
filed 2003-05-20
CIK 1101367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X]   Quarterly report under Section 13 or 15(d) of the Securities
              Exchange Act of 1934

                 For the quarterly period ended March 31, 2003.

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
               (Address of principal executive office) (Zip Code)

                                  415-442-0363
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

                                                                 Yes [ ]  No [X]

                                        1

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PART II: OTHER INFORMATION

Items 1 to 6...................................................................7

Signatures.....................................................................7

ITEM 1.  FINANCIAL STATEMENTS

                      ISEmployment.com, Inc. and Subsidiary

                   Condensed Consolidated Financial Statements

                             March 31, 2003 and 2002

                      ISEmployment.com, Inc. and Subsidiary
                        Index to the Financial Statements

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets

                                                                         (Audited)
                                                 (Unaudited)           September 30,
                                                March 31, 2003              2002
                                               ----------------      -----------------
Assets
Current Assets
Cash                                           $          4,706      $              -
         Loans receivable, net of allowance
         for doubtful accounts of $20,600 and
         $0, respectively                                61,796                     -
         Note receivable, current                        48,736                     -
         Due from affiliate                                  -                  39,611
         Accrued interest receivable                     20,197                     -
                                               ----------------      -----------------
                  Total Current Assets                  135,435                 39,611

Property and equipment, net of accumulated
depreciation of $1,212 and $955, respectively             3,826                  1,433
Note receivable, net of current portion                 193,643                     -
Goodwill                                              1,441,304                     -
Website development costs                                85,993                     -
Acquisition costs                                        75,000                     -
Other assets                                                 -                     353
                                               ----------------      -----------------
                  Total Assets                        1,935,201                 41,397
                                               ================      =================

         Liabilities and Stockholders Equity
         Current Liabilities
         Accounts payable and accrued expenses          595,398                227,478
         Accrued interest payable                        78,502                     -
         Loans payable                                   28,000                 34,100
         Due to officers                                     -                   5,428
         Due to affiliate                                    -                   2,388
         Term notes payable                             485,354                     -
         Current portion of long term debt               11,000                     -
                                               ----------------      -----------------
                  Total Current Liabilities           1,198,254                269,394

         Long Term Debt                                 134,214                     -
                                               ----------------      -----------------

                  Total Liabilities                   1,332,468                269,394
         Stockholders' Equity (Impairment)
         Common stock, $.001 par value 100,000,000
         shares authorized; 24,711,738 and 4,698,738
         shares issued and outstanding, respectively     24,712                  4,699
         Additional paid in capital                   1,480,911                395,274
         Subscription receivable                           (200)                  (200)
         Deficit accumulated during development stage  (902,690)              (627,770)
                                               ----------------      -----------------

                  Total Stockholders' Equity
                 (Impairment)                           602,733               (227,997)
                                               ----------------      -----------------

         Total Liabilities and Stockholders'
         Equity                                $      1,935,201      $          41,397
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

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
               Three and Six Months Ended March 31, 2003 and 2002,
     and Period from October 20, 1999 (Date of Development Stage Inception)
                               to March 31, 2003

                                                  Three Months Ended                 Six Months Ended            October 20,
                                                                                                                     1999
                                                                                                                 (Development
                                                                                                                    Stage
                                                                                                                Inception) to
                                                       March 31,                        March 31,                 March 31,
                                            --------------------------------  -------------------------------
                                                 2003             2002            2003             2002              2003
                                            ---------------  ---------------  --------------   --------------  -----------------

                Revenues                    $            -   $            -   $           -    $           -   $              -
                                            ---------------  ---------------  --------------   --------------  -----------------

System development costs                                 -                -               -                -             160,067
Selling, general and
administrative expenses                              89,125           65,429         144,708          102,251            611,456
Depreciation                                            606               -            1,212               -               2,167
                                            ---------------  ---------------  --------------   --------------  -----------------
                  Total                              89,731           65,429         145,920          102,251            773,690

Operating Loss                                      (89,731)         (65,429)       (145,920)        (102,251)          (773,690)

Other Income (Expense)
         Interest income                              4,039               -            8,078               -               8,078
         Interest expense                           (67,063)              -         (124,425)              -            (124,425)
                                            ---------------  ---------------  --------------   --------------  -----------------
               Total Other Income                   (63,024)              -         (116,347)              -            (116,347)
(Expense)

Loss Before Cumulative Effect of Change
in Accounting Principle                            (152,755)         (65,429)       (262,267)        (102,251)          (890,037)

Cumulative Effect of Change in
Accounting Principle                                     -                -          (12,653)               -            (12,653)
                                            ---------------  ---------------  --------------   --------------  -----------------

Net Loss                                    $      (152,755) $       (65,429) $     (274,920)  $     (102,251) $        (902,690)
                                            ===============  ===============  ==============   ==============  =================

Net Loss Per Common Share
         Continuing operations              $         (0.01)           (0.03) $        (0.04)  $        (0.04) $           (0.18)
         Cumulative effect of accounting
         change                                          -                -               -                -                  -
                                            ---------------  ---------------  --------------   --------------  -----------------
                           Total            $         (0.01)           (0.03) $        (0.04)  $        (0.04) $           (0.18)
                                            ===============  ===============  ==============   ==============  =================

Weighted Average Common Shares
Outstanding                                      24,711,738        2,578,238       6,303,145        2,418,825          4,846,156
                                            ===============  ===============  ==============   ==============  =================

          See notes to the condensed consolidated financial statements.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
           Condensed Consolidated Comparative Statements of Cash Flows
                  Six Months Ended March 31, 2003 and 2002, and
        October 20, 1999 (Development Stage Inception) to March 31, 2003

                                                                                   October 20,
                                                                                      1999
                                                                                  (Development
                                                        Six Months Ended             Stage
                                                             March 31,            Inception) to
                                                 -------------------------------    March 31,
                                                      2003             2002           2003
                                                 --------------   --------------  --------------
Cash Flows from Operating Activities
         Operating Activities:
             Net loss                            $     (274,920)  $     (102,251) $    (902,690)
         Adjustments to Reconcile Net Loss to
         Net Cash (Used) by Operating Activities
                  Depreciation and amortization           1,212               -           2,167
                  Bad debt expense                       20,600               -          20,600
                  Compensation and other services
                  paid through issuance of
                  common stock                              650               -           2,771
                  Cumulative effect of change
                  in accounting principle                12,653               -          12,653
                  System development expenses
                  incurred by assumption of a
                  related party loan                         -                -          96,555
                  System development expenses
                  incurred by assumption of
                  advances payable                           -                -          42,147

Changes in Operating Assets and Liabilities
         Loans receivable                               (43,919)              -         (43,919)
         Accrued interest receivable                     (8,078)              -          (8,078)
         Deposit                                             -              (353)
         Accounts payable and accrued expenses           20,450           66,863        247,928
         Accrued interest payable                        78,502               -          78,502
                                                 --------------   --------------  --------------
                  Net Cash (Used) by
                  Operating Activities                 (192,850)         (35,388)      (451,717)
                                                 --------------   --------------  --------------

Cash Flows From Investing Activities
         Loans to affiliates                                 -                -         (39,611)
                                                 --------------   --------------  --------------
                  Net Cash (Used) by
                  Investing Activities                       -                -         (39,611)
                                                 --------------   --------------  --------------

Cash Flows From Financing Activities
         Net cash from reverse acquisition               65,106               -          65,106
         Net proceeds from term notes                   109,490               -         109,490
         Repayment of  long term debt                    (7,040)              -          (7,040)
         Net proceeds from officer loans                     -            35,388          5,428
         Proceeds from shareholder loans                     -                -         397,652
         Repayment of a related party loan                   -                -         (96,555)
         Repayment of advances payable                       -                -         (42,147)
         Proceeds from (repayment of) third party loans (75,000)              -         (40,900)
         Additional paid-in capital                     105,000               -         105,000
                                                 --------------   --------------  --------------
                  Net Cash Provided By Financing        197,556           35,388         496,034
                           Activities
                                                 --------------   --------------  --------------

Net Increase in Cash                                      4,706               -            4,706
Cash Beginning of Period                                     -                -               -
                                                 --------------   --------------  --------------
Cash, End of Period                              $        4,706   $           -   $        4,706
                                                 ==============   ==============  ==============

         See notes to the condensed consolidated financial statements.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows

                                                                Six Months Ended
                                                                    March 31,
                                                         ---------------------------------
                                                             2003              2002
                                                         ---------------   ---------------
      Supplemental Disclosure of Cash Flow Information
            Interest paid                                $        45,923   $            -
                                                         ===============   ===============
            Income taxes paid                            $            -    $            -
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

 Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of
 Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31,
 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the
 Company's annual report on Form 10-KSB for the fiscal year ended September 30,
 2002.

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

 Intangible Assets

 Effective January 1, 2002, the Company adopted Statement of Financial
 Accounting Standards ("FAS") No. 141 "Business Combinations" and 142 "Goodwill
 and Other Intangible Assets." The Statements became effective for fiscal years beginning after June 30, 2001 and December 15, 2001, respectively. Under the new standards, goodwill and intangible assets with indefinite lives will no longer be subjective to amortization but will be reviewed for potential impairment annually or upon the occurrence of an impairment indicator.  Other intangible assets will continue to be amortized over their useful lives. The
 Company has not yet determined the impact, if any, on its earnings or financial position of the required impairment tests of goodwill and intangible assets.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 1. THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES Continued)

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

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 2.   CAPITAL RESOURCES

As shown in the financial statements, the Company has cumulative losses of
$(902,690) and $4,706 of cash at March 31, 2003. The Company currently has no sales. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to develop and commercialize its technology and continue as a going concern, the Company will need, among other things, additional capital resources and financing. Management believes the consummation of the reverse merger will place the Company in a better position to raise more capital. Management's additional plans to obtain resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's technology and services and satisfy immediate operating needs, and (2) using common stock to pay for consulting and professional services. The ability of the
Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.
The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3.   PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:
                                                           March 31,           September 30,
                                                             2003                  2002
                                                       ----------------      -----------------
         Cost
                  Computer system                        $     5,038           $     2,388
                  Accumulated depreciation                     1,212                 (955)
                                                       ----------------      -----------------
                           Net property and equipment    $     3,826           $     1,433
                                                       ================      =================

The aggregate depreciation charged to operations for the three and six months ended March 31, 2003 and 2002 was $606, $1,212, $0 and $0, respectively. The depreciation policies followed by the Company are described in Note (1).

NOTE 4.   LOANS, NOTE AND INTEREST RECEIVABLE

  Note receivable consists of the following:
                                                                      March 31,            September 30,
                                                                         2003                  2002
                                                                   ----------------      -----------------
         Note receivable (dated January 31, 2002) from former       $     242,379         $         -
         member of Idoleyez, due in 60 monthly payments
         of $4,857 including interest at 7.5%.
         Note is secured by store inventory  owned by former member.

         Less current portion                                             (48,736)                  -
                                                                   ----------------      -----------------
         Note receivable, net of current portion                    $     193,643         $         -
                                                                   ================      =================

  Interest receivable totaling $20,197 at March 31, 2003 has been accrued.

Loans receivable consists of working capital loans made to a former member of
Idoleyez, totaling $82,396. Advances made during the three and six month periods ended March 31, 2003 were $20,841 and $43,919, respectively.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 5.   GOODWILL AND INTANGIBLE ASSETS

  Goodwill and intangible assets consist of the following:
                                                             March 31,           September 30,
                                                                2003                  2002
                                                         ----------------      -----------------
         Goodwill                                        $     1,441,304       $        -
         Web development costs                                    85,993                -
         Acquisition costs                                        75,000                -
                                                         ----------------      -----------------
                  Total Goodwill and Intangible Assets   $     1,602,297       $
                                                         ================      =================

During the three and six months ended March 31, 2003, the Company estimated the future undiscounted cash flows of the business to which the goodwill and acquisition costs relate in order to determine that their carrying values had not been impaired.

Consideration was given to the value of web development costs and acquisition costs at the end of the current period, and it was determined that no impairment of these intangible assets be recognized.

NOTE 6.   STOCK-BASED COMPENSATION

On October 29, 2002, the Company issued 13,000 shares in payment for miscellaneous services provided. The compensation expense was recorded at fair value at the date of the transaction based on the fair market value of the shares, totaling $650.

NOTE 7.   LOANS PAYABLE

On October 29, 2002, the Company secured a bridge loan for $75,000 in order to fund the merger transaction. The loan was payable on November 29, 2002 in the amount of $100,000 including interest. After the due date, interest accrued at
20% per month thereafter. The loan was secured by all shares received by Thom
Hayward as a result of the merger, as well as other personal assets of Thom
Hayward. During the three months ended March 31, 2003, the Company made payments of $140,000 against principal and accrued interest on this loans, leaving a balance of accrued interest only at March 31, 2003 of $32,800.

Pursuant to the merger transaction, the Company retained an obligation for a loan payable in the amount of $28,000. The loan is non-interest bearing and due on demand. This loan had a balance of $28,000 and $34,100 at March 31, 2003 and
September 30, 2002, respectively.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 8.   TERM NOTES PAYABLE

Term  notes payable consists of the following:
                                                                 March 31, 2003        September 30, 2002
                                                                ----------------      -----------------
     Due upon obtaining additional funding
     Various notes ($226,859 due current shareholders/related
     party) bearing interest at rates ranging from 5.5% to 15%.
     Guaranteed by Thom Hayward.                                 $     360,354         $        -

     Issued for services and due upon obtaining additional services
     Note due current shareholder bearing interest at 5.5%.
     Guaranteed by Thom Hayward.                                        50,000                  -

     Due within 12 months
     Note due current shareholder bearing interest at 10%,
     original due date of
     January 15, 2003, extended to August 15, 2003
     Guaranteed by Thom Hayward.                                            -               75,000
                                                                ----------------      -----------------

                        Total term notes payable                 $     485,354         $        -
                                                                ================      =================

NOTE 9.   LONG-TERM DEBT

  Long-term debt consists of the following:
                                                                  March 31,            September 30,
                                                                     2003                  2002
                                                               ----------------      -----------------
     Note payable in 87 variable monthly installments of
     approximately $3,150 including interest of 14% per annum.
     Secured by certain property and equipment owned by former
     member of Idoleyez, all assets of the Company and personally
     guaranteed by two former members of Idoleyez.               $     145,214         $        -

                  Less current portion                                  11,000                  -
                                                                ----------------      -----------------
                           Noncurrent Portion                    $     134,214         $        -
                                                                ================      =================

  Maturities of long-term debt are summarized as follows:

         Periods ending September 30,                               Amount
                                                               -----------------
                                             2003              $       4,037
                                             2004                     15,497
                                             2005                     22,443
                                             2006                     25,795
                                             2007                     29,648
                                          Thereafter                  47,794
                                                               -----------------
                                                Total          $     145,214
                                                               =================

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 10.   LEASES

The Company currently leases office space with monthly rentals of $450.

Total lease expense charged to operations was $1,350, $10,950, $2,400 and $2,400 for the three and six months ended March 31, 2003 and 2002, respectively.

NOTE 11.   COMMITMENTS AND CONTINGENCIES

The Company's Subsidiary has also entered into a consulting agreement with a current shareholder in which the individual will perform certain consulting services for monthly fees as follows:

       Service                     Term                       Monthly Amount
 --------------------        --------------------          --------------------
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

NOTE 12.   RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003, the Company borrowed:

       $10,000 from Mark Zengo, a shareholder and director of the Company.

       $10,000 from Bonnie Ellison, a shareholder of the Company.

       $55,000 from Rod Hayward, the brother of Thom Hayward. Thom Hayward is a shareholder and director of the Company.

  Amounts due to related parties are summarized in Note 8.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 13.   SUPPLEMENTAL PRO-FORMA INFORMATION

If the business combination described in NOTE 1 were treated as though it had been completed at the beginning of the periods reported on, pro-forma financial results would be as follows:

                                            Three Months    Three Months      Six Months      Six Months
                                            Ended March     Ended March      Ended March     Ended March
                                              31, 2003       31, 2002         31, 2003         31, 2002
                                          --------------  --------------   --------------  --------------
     Revenues                              $      -        $      -         $       -        $        -
     Loss from continuing operations        (152,755)        (65,429)         (274,920)         (102,251)
     Net loss                               (152,755)        (65,429)         (274,920)         (102,251)
     Loss per share                            (0.01)          (0.03)            (0.04)            (0.04)

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
The company's losses from operations since its inception raise substantial doubt as to its ability to continue as a going concern.

Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will not be sufficient for the company to meet its capital expenditures and working capital needs for its operations as presently conducted. The company's future liquidity and cash requirements will depend on a wide range of factors, including expected results from operations as revenues are generated. In particular, as the company does not expect cash flows from operations to be sufficient in the next twelve months, the company is considering raising capital either through acquisitions, a private placement, an equity line of credit or an initial public offering.
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
                                                    May 20, 2003

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
                                                    May 20, 2003

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
                                                    May 20, 2003