Form 10QSB
period 2003-06-30
ISEMPLOYMENT COM INC
filed 2003-08-21
CIK 1101367

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X]   Quarterly report under Section 13 or 15(d) of the Securities
              Exchange Act of 1934

                 For the quarterly period ended June 30, 2003.

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

                                                                 Yes [ ]  No [X]

                                        1

                      ISEmployment.com, Inc. and Subsidiary

                   Condensed Consolidated Financial Statements

                             June 30, 2003 and 2002

                      ISEmployment.com, Inc. and Subsidiary
                        Index to the Financial Statements

                                                                                                                  Page

Accountant's Report on the Financial Statements................................1

Financial Statements

Notes to Condensed Consolidated Financial Statements........................5-12

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets

                                                           (Unaudited)        (Audited)
                                                            June 30,         September 30,
                                                              2003               2002
                                                         ----------------  -----------------
                                     Assets
Current Assets
Cash                                                        $   2,323        $       -
     Loans receivable, net of allowance for
        doubtful accounts of $42,927 and $0,
        respectively                                           42,926                -

     Due from affiliate                                            -             39,611
     Accrued interest receivable, net of allowance
        for bad debts of $12,115 in 2003                       12,121                -
                                                         ----------------  -----------------
          Total Current Assets                                 57,370            39,611

Property and equipment, net of accumulated
  depreciation of $1,818 and $955, respectively                 3,220             1,433
Note receivable, net of allowance for impairment
  of $121,190 in 2003                                         121,189                -
Goodwill                                                    1,441,304                -
Website development costs                                      85,993                -
Acquisition costs                                              75,000                -
Other assets                                                       -                353
                                                         ----------------  -----------------
          Total Assets                                      1,784,076            41,397
                                                         ----------------  -----------------

                       Liabilities and Stockholders Equity
Current Liabilities
       Accounts payable and accrued expenses                 650,863            227,478
       Accrued interest payable                               92,714                 -
       Loans payable                                          28,000             34,100
       Due to officers                                            -               5,428
       Due to affiliate                                           -               2,388
       Term notes payable                                    477,596                 -
       Current portion of long term debt                      13,750                 -
                                                         ---------------- -----------------
           Total Current Liabilities                       1,262,923            269,394

       Long Term Debt                                        131,464                -
                                                         ---------------- -----------------
           Total Liabilities                               1,394,387            269,394
Stockholders' Equity (Impairment)
       Common stock, $.001 par value 100,000,000
         shares authorized;  24,711,738 and
         4,698,738 shares issued and outstanding,
         respectively                                         24,712              4,699
       Additional paid in capital                          1,506,911            395,274
       Subscription receivable                                  (200)              (200)
       Deficit accumulated during development stage       (1,141,734)           (627,770)
                                                         ---------------- -----------------
           Total Stockholders' Equity (Impairment)           389,689            (227,997)
                                                         ---------------- -----------------
       Total Liabilities and Stockholders' Equity      $   1,784,076         $   41,397
                                                        ----------------  -----------------

See notes to the condensed consolidated financial statements.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
              Three and Nine Months Ended March 31, 2003 and 2002,
     and Period from October 20, 1999 (Date of Development Stage Inception)
                                to June 30, 2003

                                                  Three Months Ended                Nine Months Ended            October 20,
                                                       June 30,                           June,                      1999
                                                                                                                 (Development
                                                                                                                    Stage
                                                                                                                Inception) to
                                                                                                                   June 30,
                                            --------------------------------  -------------------------------
                                                 2003             2002            2003             2002              2003
                                            ---------------  ---------------  --------------   --------------  -----------------
Revenues                                  $ -              $ -              $ -              $ -             $ -
                                            ---------------  ---------------  --------------   --------------  -----------------
                                            -                6,000            -                6,000           160,067
System development costs
Selling, general and administrative         221,827          18,192           366,535          120,443         833,283
expenses
Depreciation                                606              -                1,818            -               2,773
                                            ---------------  ---------------  --------------   --------------  -----------------
           Total                            222,433          24,192           368,353          126,443         996,123

Operating Loss                              (222,433)        (24,192)         (368,353)        (126,443)      (996,123)

Other Income (Expense)
  Interest income                           4,039            -                12,117           -               12,117
  Interest expense                          (20,650)         -                (145,075)        -               (145,075)
                                            ---------------  ---------------  --------------   --------------  -----------------
           Total Other Income (Expense)     (16,611)         -                (132,958)        -               (132,958)

                                            (239,044)        (24,192)         (501,311)        (126,443)       (1,129,081)
Loss Before Cumulative Effect of Change
in Accounting Principle
                                            -                -                (12,653)         -               (12,653)
Cumulative Effect of Change in
Accounting Principle
                                            ---------------  ---------------  --------------   --------------  -----------------
    Net Loss                                (239,044)      $ (24,192)         (513,964)        (126,443)       (1,141,734)                                                   $                                 $               $                $

                                            ---------------  ---------------  --------------   --------------  -----------------

   Net Loss Per Common Share
       Continuing operations                        (0.01)           (0.01)          (0.02)           (0.03)             (0.18)                                                 $                                 $               $                $
       Cumulative effect of
        accounting change                   -                -                -                -               -
                                            ---------------  ---------------  --------------   --------------  -----------------
                  Total                             (0.01)           (0.01)          (0.02)           (0.03)             (0.18)                                                 $                                 $               $                $
                                            ---------------  ---------------  --------------   --------------  -----------------
Weighted Average Common Shares
Outstanding                                 24,711,738       2,418,825           23,721,394    3,608,238              6,186,236
                                            ---------------  ---------------  --------------   --------------  -----------------

                                       3

See notes to the condensed consolidated financial statements.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
           Condensed Consolidated Comparative Statements of Cash Flows
                  Nine Months Ended June 30, 2003 and 2002, and
         October 20, 1999 (Development Stage Inception) to June 30, 2003

                                                                                      Nine Months Ended             October 20,
                                                                                           June 30,                     1999
                                                                                                                    (Development
                                                                                                                       Stage
                                                                                                                   Inception) to
                                                                                                                      June 30,
                                                                                -------------------------------
                                                                                    2003             2002               2003
                                                                                --------------   --------------   -----------------
Cash Flows from Operating Activities
  Operating Activities:
     Net loss                                                                 $ (513,964)      $ (126,443)      $ (1,141,734)
       Adjustments to Reconcile Net Loss to Net Cash (Used) by Operating
       Activities
     Depreciation and amortization                                              1,818            -                2,773
     Bad debt expense                                                           55,042           -                55,042
     Loan impairment                                                            121,190          -                121,190
     Compensation and other services paid through issuance of common stock      650              -                2,771
     Cumulative effect of change in accounting principle                        12,653           -                12,653
     System development expenses incurred by assumption of a related party      -                -                96,555
loan
     System development expenses incurred by assumption of advances payable     -                -                42,147

Changes in Operating Assets and Liabilities
  Loans receivable                                                              (47,376)         -                (47,376)
  Accrued interest receivable                                                   (12,117)         -                (12,117)
  Deposit                                                                       -                -                (353)
  Accounts payable and accrued expenses                                         75,915           87,555           303,393
  Accrued interest payable                                                      92,714           -                92,714
                                                                                --------------   --------------   -----------------
     Net Cash (Used) by Operating Activities                                    (213,475)        (38,888)         (472,342)
                                                                                --------------   --------------   -----------------
Cash Flows From Investing Activities
  Loans to affiliates                                                           -                -                (39,611)
                                                                                --------------   --------------   -----------------
     Net Cash (Used) by Investing Activities                                    -                -                (39,611)
                                                                                --------------   --------------   -----------------

Cash Flows From Financing Activities
  Net cash from reverse acquisition                                             65,106           -                65,106
  Net proceeds from term notes                                                  101,732          -                101,732
  Repayment of  long term debt                                                  (7,040)          -                (7,040)
  Net proceeds from officer loans                                               -                38,888           5,428
  Proceeds from shareholder loans                                               -                -                397,652
  Repayment of a related party loan                                             -                -                (96,555)
  Repayment of advances payable                                                 -                -                (42,147)
  Proceeds from (repayment of) third party loans                                (75,000)         -                (40,900)
  Additional paid-in capital                                                    131,000          -                131,000
                                                                                --------------   --------------   -----------------
     Net Cash Provided By Financing                                             215,798          38,888           514,276
       Activities
                                                                                --------------   --------------   -----------------

Net Increase in Cash                                                            2,323            -                2,323
Cash Beginning of Period                                                        -                -                -
                                                                                --------------   --------------   -----------------
Cash, End of Period                                                           $ 2,323          $ -              $ 2,323
                                                                                --------------   --------------   -----------------

See notes to the condensed consolidated financial statements.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
                 Condensed Consolidated Statement of Cash Flows

                                                                                                  Nine Months Ended
                                                                                                        June,
                                                                                           ---------------------------------
                                                                                                2003              2002
                                                                                           ---------------   ---------------
Supplemental Disclosure of Cash Flow Information
  Interest paid                                                                          $ 52,360          $ -
                                                                                           ---------------   ---------------
  Income taxes paid                                                                      $ -               $ -
                                                                                           ---------------   ---------------

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
Operating results for the three and nine months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form
10-KSB for the fiscal year ended September 30, 2002.

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

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 2. CAPITAL RESOURCES

As shown in the financial statements, the Company has cumulative losses of
$(1,141,734) and $2,323 of cash at June 30, 2003. The Company currently has no sales. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. In order to develop and commercialize its technology and continue as a going concern, the Company will need, among other things, additional capital resources and financing. Management believes the consummation of the reverse merger places the Company in a better position to raise more capital. Management's additional plans to obtain resources for the
Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's technology and services and satisfy immediate operating needs, and (2) using common stock to pay for consulting and professional services. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3.  PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:
                                                                                               June 30, 2003          September 30,
                                                                                                                          2002
                                                                                              ----------------      ----------------
  Cost
     Computer system                                                                        $ 5,038               $ 2,388
     Accumulated depreciation                                                                 (1,818)               (955)
                                                                                              ----------------      ----------------
       Net property and equipment                                                           $ 3,220               $ 1,433
                                                                                              ----------------      ----------------

The aggregate depreciation charged to operations for the three and nine months ended June 30, 2003 and 2002 was $606, $1818, $0 and $0, respectively. The depreciation policies followed by the Company are described in Note (1).

NOTE 4.  LOANS, NOTE AND INTEREST RECEIVABLE

  Note receivable consists of the following:
                                                                                               June 30, 2003          September 30,
                                                                                                                          2002
                                                                                              ----------------      ----------------
  Note receivable (dated January 31, 2002) from former                                      $ 242,379             $ -
  member of Idoleyez, due in 60 monthly payments
  of $4,857 including interest at 7.5%.  Note is secured by store inventory owned by former member.

  Less: allowance for impairment                                                              (121,190)             -
  Less: current portion                                                                       -                     -
                                                                                              ----------------      ----------------
  Note receivable, net of current portion                                                   $ 121,189             $ -
                                                                                              ----------------      ----------------

Interest receivable totaling $24,236 at June 30, 2003 has been accrued, with an allowance for bad debts of $12,115, leaving a balance of $12,121 at June 30,
2003.

Loans receivable consists of working capital loans made to a former member of
Idoleyez, totaling $85,853. Advances made during the three and nine month periods ended June 30, 2003 were $3,457 and $24,298, respectively.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS

  Goodwill and intangible assets consist of the following:
                                                                                               June 30, 2003          September 30,
                                                                                                                          2002
                                                                                              ----------------      ----------------
  Goodwill                                                                                  $ 1,441,304           $ -
  Web development costs                                                                       85,993                -
  Acquisition costs                                                                           75,000                -
                                                                                              ----------------      ----------------
     Total Goodwill and Intangible Assets                                                   $ 1,602,297           $
                                                                                              ----------------      ----------------

During the three and nine months ended June 30, 2003, the Company estimated the future undiscounted cash flows of the business to which the goodwill and acquisition costs relate in order to determine that their carrying values had not been impaired.

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

NOTE 7.  LOANS PAYABLE

On October 29, 2002, the Company secured a bridge loan for $75,000 in order to fund the merger transaction. The loan was payable on November 29, 2002 in the amount of $100,000 including interest. After the due date, interest accrued at
20% per month thereafter. The loan was secured by all shares received by Thom
Hayward as a result of the merger, as well as other personal assets of Thom
Hayward. During the three months ended June 30, 2003, the Company made no payments of accrued interest on this loan, leaving the balance of accrued interest at June 30, 2003 of $32,800.

Pursuant to the merger transaction, the Company retained an obligation for a loan payable in the amount of $28,000. The loan is non-interest bearing and due on demand. This loan had a balance of $28,000 and $34,100 at June 30, 2003 and
September 30, 2002, respectively.

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 8.  TERM NOTES PAYABLE

  Term  notes payable consists of the following:
                                                                                               June 30, 2003          September 30,
                                                                                                                          2002
                                                                                              ----------------      ----------------
     Due upon obtaining additional funding
       Various notes ($219,101 due current shareholders/related party) bearing
       interest at rates ranging from 5.5% to 15%.  Guaranteed by Thom Hayward.             $ 352,596              $ -

     Issued for services and due upon obtaining additional services
       Note due current shareholder bearing interest at 5.5%.                                  50,000                -
         Guaranteed by Thom Hayward.

     Due within 12 months
       Note due current shareholder bearing interest at 10%, original due date of January 15, 2003, extended to August 15, 2003
          Guaranteed by Thom Hayward.                                                          75,000                -
                                                                                              ----------------      ----------------
         Total term notes payable                                                           $ 477,596             $ -
                                                                                              ----------------      ----------------

NOTE 9.  LONG-TERM DEBT

  Long-term debt consists of the following:
                                                                                               June 30, 2003          September 30,
                                                                                                                          2002
                                                                                              ----------------      ----------------
     Note payable in 87 variable monthly installments of
     approximately $3,150 including interest of 14% per annum.  Secured by certain property and equipment owned by former member of
     Idoleyez, all assets of the Company and personally guaranteed by two
     former members of Idoleyez.                                                            $ 145,214             $ -

     Less current portion                                                                     13,750                -
                                                                                              ----------------      ----------------
       Noncurrent Portion                                                                   $ 131,464             $ -
                                                                                              ----------------      ----------------

  Maturities of long-term debt are summarized as follows:

  Periods ending September 30,                                      Amount
                                                               -----------------
         2003                                                $ 4,037
         2004                                                  15,497
         2005                                                  22,443
         2006                                                  25,795
         2007                                                  29,648
         Thereafter                                            47,794
                                                               -----------------
            Total                                            $ 145,214
                                                               -----------------

                      ISEmployment.com, Inc. and Subsidiary
                   (Formerly Known as Magical Marketing, Inc.)
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements

NOTE 10.  LEASES

The Company leased office space from one of the former members of Idoleyez on a month to month basis through December 31, 2002, with monthly rent of approximately $3,200. The Company currently leases office space with monthly rentals of $450.

Total lease expense charged to operations was $1,350, $12,300, $2,400 and $2,400 for the three and nine months ended June 30, 2003 and 2002, respectively.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

The Company's Subsidiary has also entered into a consulting agreement with a current shareholder in which the individual will perform certain consulting services for monthly fees as follows:

                Service                                      Term                                  Monthly Amount
---------------------------------------- ----------------------------------------------           -----------------
         Consulting Agreement                   2 years beginning July 1, 2001                  $ 6,000

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

NOTE 12.  RELATED PARTY TRANSACTIONS

  Amounts due to related parties are summarized in Note 8.

                                       10

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

                                                            Three Months    Three Months       Nine Months       Nine Months
                                                             Ended June      Ended June      Ended June 30,     Ended June 30,
                                                              30, 2003        30, 2002            2003               2002
                                                           ---------------  --------------   ----------------  -----------------
     Revenues                                            $ -              $ -              $ -               $ -
     Loss from continuing operations                       (239,044)        (24,192)         (513,964)         (126,443)
     Net loss                                              (239,004)        (24,192)         (513,964)         (126,443)
     Loss per share                                           (0.01)          (0.01)            (0.02)            (0.03)

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

The Company remains a development stage Company with no revenues and substantial general and administrative expenses and operates at a loss. The Company believes potential private placements of it's securities, and an eventual registered public offering, if successful, will assist the Company in meeting its cash needs, but there is no guarantee. Management estimates the Company's operating expenses to be a minimum of $60,000 and a maximum of $85,000 per month, at this time.

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

                                       4

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
                                                    August 20, 2003